Form 10-Q
period 1994-09-30
SOMERSET GROUP INC
filed 1994-11-04
CIK 789792

 THE SOMERSET GROUP, INC.    CONSOLIDATED STATEMENT OF INCOME

                               Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                                1994        1993           1994        1993

 Income:
   Net sales                 $6,843,000  $4,427,000    $17,036,000 $10,228,000
      Cost of sales           5,422,000   3,540,000     13,810,000   8,402,000
                             ----------  ----------     ----------  ----------
        Gross profit          1,421,000     887,000      3,226,000   1,826,000

      Equity in earnings
      of First Indiana Corp.    724,000     934,000      1,901,000   2,764,000
      Other                      11,000      50,000         49,000      82,000
                             ----------  ----------     ----------  ----------
        Total income          2,156,000   1,871,000      5,176,000   4,672,000

 Expenses:
    Selling expenses            133,000     126,000        397,000     361,000
    General & administrative
        expenses                537,000     388,000      1,384,000   1,162,000
    Interest expense            110,000     134,000        328,000     394,000
                             ----------  ----------     ----------  ----------
      Total expenses            780,000     648,000      2,109,000   1,917,000

 Operating income before income
    taxes & minority interes  1,376,000   1,223,000      3,067,000   2,755,000
    Income tax expense          560,000     481,000      1,226,000   1,089,000
                             ----------  ----------     ----------  ----------
                                816,000     742,000      1,841,000   1,666,000
    Minority interest in
      subsidiary                 23,000       9,000         70,000       9,000
                             ----------  ----------     ----------  ----------
 Net income                     839,000     751,000      1,911,000   1,675,000
                             ==========  ==========     ==========  ==========
 Income per share                 $0.50       $0.46          $1.15       $1.03
                             ==========  ==========     ==========  ==========


      See accompanying Notes to Consolidated Financial Statements








                                       -2-