Form 10-K
SOMERSET GROUP INC
filed 1995-03-31
CIK 789792

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the fiscal year ended December 31, 1994.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number:  0-14227

                            THE SOMERSET GROUP, INC.
             (Exact name of registrant as specified in its charter)
INDIANA                                      35-1647888
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification Number)

135 N. Pennsylvania Street, #2800, Indianapolis, IN              46204
(Address of principal executive offices)     (Zip Code)
Registrant's telephone number, including area code:  317/634-1400
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each class                 Name of each exchange on which registered
Common stock with par value         None - Traded Over-The-Counter (NASDAQ)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  x   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.              [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $22,532,758 as of February 24, 1995.

As of February 24, 1995, there were 1,638,746 outstanding shares of the Capital Stock of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the year ended December 31, 1994 are incorporated by reference into Part III.

Portions of the Form 10-K of First Indiana Corporation for the year ended December 31, 1994 are incorporated by reference into Part I.





                            THE SOMERSET GROUP, INC.

                                     INDEX

                                     PART I
Item 1.   Business . . . . . . . . . .. . . . . . . . . . . . . . . . .    3

Item 2.   Properties . .  . . . . . . . . . . . . . . . . . . . . . . .    5

Item 3.   Legal Proceedings ... . . . . . . . . . . . . . . . . . . . . .  5

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . .   5

                                    PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Security Holder Matters . . . . . . . . . . . . .   5
Item 6.   Selected Financial Data . . . .  . . . . . .  . . . . . . . .   6

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition and Liquidity . . . . . . . . . . . . . 6
 Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . 6

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . .  6


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . .6

Item 11.  Executive Compensation .. . . . . . . . . . . . . . . . . . .   7

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . . . . . . . . . . .   7

Item 13.  Certain Relationships and Related Transactions . . . . . . . .  7

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  8

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   9


                                      -2-
                                     PART I

ITEM 1 - BUSINESS

General Description of Business - The Somerset Group, Inc. ("the Registrant" or "the Company"), is an Indiana Corporation, with its principal executive offices located at 135 North Pennsylvania Street, Suite 2800, Indianapolis, Indiana 46204.

The Registrant conducts business in two industry segments: construction products and services and banking. The construction products and services segment consists of operations conducted by the Registrant under the names of American Precast Concrete and Span-Deck of Indiana, and through two subsidiaries, Precast Concrete Systems Inc. and Concrete Carriers, Inc. The banking segment is conducted through ownership by the Registrant of 1,509,983 shares (as of February 24, 1995) of the common stock of First Indiana Corporation ("First Indiana"), a holding company which owns 100% of First Indiana Bank. The 1,509,983 shares represent 21.0% of the issued and outstanding First Indiana common shares.


Financial Information About Business Segments

Described below are the operations of the Company's segments. Financial information about the segments is incorporated by reference to Note 8 of the Company's consolidated financial statements on page 28 of this report.


Narrative Description of Business

I.  Construction Products and Services Segment

     Business - The Registrant manufactures and installs precast/prestressed concrete products primarily in the seven-state area of Illinois, Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Products are distributed from the Indianapolis, Indiana; Westfield, Indiana; and Columbus, Ohio manufacturing sites via commercial carrier, broker drivers or company-operated trucks to the job site. The customers for these products are real estate developers, general contractors and businesses which own and occupy their own structures.

     Competition - The products are sold on a contract basis. The contracts are received either by competitive bids or through negotiation. The products can be shipped on a competitive basis over a contiguous seven-state region including Indiana and Ohio, with competition provided by firms located in these states. Competition for precast/prestressed concrete is also provided by other building products such as steel, wood, brick, concrete block, stone, aluminum, and other materials.

     Major Customers - 1994 net sales included net sales to an Indianapolis based developer that amounted to 12% of total sales, including a shopping center parking garage that amounted to 10% of net sales. Sales to another Indianapolis based developer amounted to 10% of total sales.

     1993 net sales included net sales to an Indianapolis developer that amounted to 26% of the total sales, including a single project (a shopping mall parking garage) that amounted to 15% of net sales.

     1992 net sales included net sales for construction of a sports stadium at the University of Illinois that amounted to 25% of total sales during 1992. Products and services provided for construction of a parking structure at an Indianapolis hospital amounted to 14% of total sales.

                                      -3-
     Backlog of Orders - The dollar amount of backlog is important to the performance of the precast/ prestressed operations because all work is performed under contract, and the dollar value of such backlog represents sales for the immediate future. The sales backlogs at December 31, 1994, 1993, and 1992 were $8.8 million, $8.2 million, and $4.2 million, respectively. The fluctuation in sales backlog is simply a function of the amount of work obtained. The sales backlog is a good indication of the following quarter's results, but not of results for the entire year. All receivables and contracts in progress, unbilled, as of December 31, 1994, are expected to be collected within one year.

     Raw materials - Cement, aggregates, steel strand, steel reinforcing bars and wire mesh are essential raw materials and are in adequate supply with several available sources.

     Franchise Agreements - The Registrant has an agreement for the production and marketing of products under patents and/or trademarks owned by another company. The agreement is with FABCON, Inc. for production of precast products known as "Span-Deck".

     Environmental Laws and Regulations - The construction operations are subject to federal, state and local laws governing air, soil and water pollution. However, the capital expenditures necessary to comply with these requirements are not expected to have a material effect on the earnings or competitive position of the Registrant.

     Employees - Certain production and delivery employees of the construction operations are represented by labor unions. During the year ended December 31, 1994, various employees engaged in the concrete operations were represented by two local unions. One labor contract expires in 1995 and the other in 1996.

     Seasonality of Business - Somerset's construction operations are seasonal due to weather conditions. These operations are adversely affected by periods of low temperatures, snow and rain, and are dependent on whether the work available during such periods may be produced with weather-protected facilities. The need of the concrete segment for working capital increases in the spring, summer and fall months because of increases in trade accounts receivable and inventories, and generally declines in the winter months.


II.  Banking Segment

     Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated into this Report by reference to Item 1 of the 1994 Report on Form 10-K for First Indiana Corporation for the year ended December 31, 1994, filed separately under commission file number 0-14354.


                                   -4-


ITEM 2 - PROPERTIES

The following chart explains the general character of the Registrant's and subsidiaries' principal properties, total acreage of each property and, where applicable, the square footage of enclosed area.

                              Total
Location            Acreage                  Use and Enclosed Area

Suite 2800          N/A            Corporate office facility containing
First Indiana Plaza                950 sq. ft.
Indianapolis, IN

Precast/Prestressed Concrete:
1030 S. Kitley Ave. 38             Administration, accounting and
Indianapolis, IN                   engineering functions as well
                                   as manufacturing, storage and
                                   maintenance facility for precast
                                   and prestressed concrete products.
                                   Enclosed area totals 41,000 sq. ft.

17701 Springmill    27             Manufacturing,storage and maintenance
Westfield, IN                      facility for prestressed concrete
                                   products.  Enclosed area totals
                                   totals 33,000 sq. ft.

3400 Jackson Pike   16.5           Manufacturing,storage and maintenance
Grove City, OH                     facility for prestressed concrete
                                   products.  Enclosed area totals
                                   34,000 sq. ft.





ITEM 3 - LEGAL PROCEEDINGS

Information relative to this item is incorporated into this Report by reference to Note 14 of the Notes to Consolidated Financial Statements, on page 33 of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the final quarter of the fiscal period covered by this report.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

This information is set forth under the caption "Market for the Registrant's Common Stock" on page 11 of this Report.


                                      -5-



ITEM 6 - SELECTED FINANCIAL DATA

This information is set forth under the caption "Selected Financial Data" on page 11 of this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND LIQUIDITY

This information is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity" on Pages 12 through 17 of this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on Pages 18 through 33 of this Report. Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated by reference to Item
8 of the 1994 Report on Form 10-K for First Indiana Corporation, filed separately under commission file number 0-14354.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no changes in and no disagreements with its accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Information regarding Directors of the Registrant is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 27, 1995, under the caption "Proposal No. 1: Election of Directors", filed separately under commission file number 0-14227.

Executive Officers

Name                Office Held              Relationship         Age

Robert H. McKinney  Chairman, CEO            Father of President   69
                    and Director             and Vice President

Marni McKinney      President, COO           Daughter of           38
  Jakubovie         and Director             Chairman

Kevin K. McKinney   Vice President           Son of                37
                    and Director             Chairman

Joseph M. Richter   Exec. V. P., CFO,        None                  52
                    and Treasurer

Gary E. Oakes       President of             None                  47
                    Precast Division



                                      -6-
Terms of all officers of the Registrant continue until the first meeting of the Board of Directors following the Annual Meeting of Shareholders on April 27, 1995.

A brief account of the business experience of each Executive Officer during the past five years is as follows:

Robert H. McKinney - Chairman and Chief Executive Officer of the Registrant; Chairman and Chief Executive Officer of First Indiana Corporation, a savings bank holding company; Chairman of First Indiana Bank; Chief Executive Officer until May 1992; retired Partner of Bose McKinney & Evans, attorneys; a Director of First Indiana Corporation and Lilly Industries, Inc.; Chairman, Federal Home Loan Bank Board (1977-1979).

Marni McKinney Jakubovie - President, Chief Operating Officer, and a Director of the Registrant; Vice Chairman and a Director of First Indiana Corporation and First Indiana Bank; formerly Executive Vice President of the Registrant (1987-1992); formerly Vice President and Director of Strategic Planning of First Indiana Bank.

Kevin K. McKinney - Vice President and a Director of the Registrant; Publisher of NUVO Newsweekly and Chairman and President of NUVO, Inc.; formerly President Mid America Media; formerly Chairman, Indianapolis Extra, Ltd.

Joseph M. Richter - Executive Vice President, Chief Financial Officer and Treasurer of the Registrant.

Gary E. Oakes - President of American Precast Concrete, division of the Registrant, since February 1990; formerly Vice President of American Precast Concrete.

ITEM 11 - EXECUTIVE COMPENSATION

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 27, 1995, under the caption "Compensation of Directors and Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 27, 1995, under the caption "Voting Securities and Principal Holders Thereof".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 27, 1995, under the caption "Certain Transactions".

                                      -7-


                                  PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a)    1.   The financial statements listed in the accompanying Index to
               Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Financial Statement
               Schedules are filed as part of this report.

          2. The financial statement schedules listed in the accompanying Index to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Financial Statement Schedules are filed as part of this report.


      Exhibit
      Number   Exhibit
         3     Amended Articles of Incorporation and Amended and Restated By-
               Laws thereto.

        10     Material Contracts of the Registrant.


        22     Subsidiaries of the Registrant.

        23 Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 27, 1995.

        24 Consent of Independent Certified Public Accountants, of report dated March 21, 1995, for incorporation into Form S-8 registration statement.

        99 First Indiana Corporation's form 10-K for the year ended December 31, 1994.

               All other exhibits are not attached since they are not applicable to the Registrant.
(b)  Reports on Form 8-K.  No information need be disclosed.

   (c)  Financial Statement Schedules




                                      -8-
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE SOMERSET GROUP, INC.

     By   s/ Robert H. McKinney                            03/22/95
          Robert H. McKinney, Chairman and
          Principal Executive Officer

     By   s/ Marni McKinney Jakubovie                      03/22/95
          Marni McKinney Jakubovie, President and
          Principal Operating Officer

     By   s/ Joseph M. Richter                             03/22/95
          Joseph M. Richter, Executive Vice President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signatures                         Title                         Date

s/ Robert H. McKinney                Director, Chairman            03/22/95
Robert H. McKinney             Principal Executive Officer

s/ Marni McKinney Jakubovie          Director, President           03/22/95
Marni McKinney Jakubovie        and Principal Operating Officer

s/ Kevin K. McKinney               Director and Vice President     03/22/95
Kevin K. McKinney

s/ H. J. Baker                     Director                        03/22/95
H. J. Baker

s/ William L. Elder                Director                        03/22/95
William L. Elder

s/ Douglas W. Huemme               Director                        03/22/95
Douglas W. Huemme

s/ Michael L. Smith                Director                        03/22/95
Michael L. Smith





                                      -9-


                            THE SOMERSET GROUP, INC.

                 Form 10-K for the Year Ended December 31, 1994
                 Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c)

                       Index to Selected Financial Data,
               Management's Discussion and Analysis of Results of
               Operations and Financial Condition and Liquidity,
             Financial Statements and Financial Statement Schedules


     Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c) are listed below:

MARKET FOR THE REGISTRANT'S COMMON STOCK                                 11

SELECTED FINANCIAL DATA                                                  11

MANAGEMENT'S DISCUSSION AND ANALYSIS                                     12

FINANCIAL STATEMENTS:
     Independent Auditors' Report                                        19
     Consolidated Statements of Income for the years ended December
      31, 1994, 1993, and 1992                                           19
     Consolidated Balance Sheets as of December 31, 1994 and 1993        20
     Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1994, and 1993, and 1992                               22
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1994   1993, and 1992                                  23
     Notes to Consolidated Financial Statements                          24
     Summarized Consolidated Statements of Subsidiary,
      Not Consolidated with Registrant                                   34

FINANCIAL STATEMENT SCHEDULES:

     Financial statement schedules have been omitted because the required information is contained in the notes to the financial statements or because such schedules are not required or are not applicable.

     The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 25% of consolidated net assets as shown by the most recent consolidated balance sheet. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.