Form 10-Q
period 1995-03-31
SOMERSET GROUP INC
filed 1995-05-12
CIK 789792

     THE SOMERSET GROUP, INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three Months Ende
                                                                   March 31
                                                           1995                1994
     Income:
       Net sales                                        $6,359,000       $4,382,000
       Cost of sales                                     5,022,000        3,803,000
           Gross profit                                  1,337,000          579,000
       Equity in earnings of First Indiana Corporation     964,000          527,000
       Other                                                55,000           25,000
                                                         ---------        ---------
          Total income                                   2,356,000        1,131,000

     Expenses:
        Selling expenses                                   126,000          124,000
        General and administrative expenses                482,000          386,000
        Interest expense                                   118,000           95,000
                                                         ---------        ---------
           Total expenses                                  726,000          605,000

     Income before income taxes and minority interest    1,630,000          526,000
        Income tax expense                                 645,000          208,000
                                                         ---------        ---------
                                                           985,000          318,000
        Minority interest in loss of subsidiary                              26,000
                                                         ---------        ---------

     Net income                                           $985,000         $344,000

     Income per share                                         $.59             $.21

     Average shares outstanding                          1,669,466        1,639,125



     See accompanying Notes to Consolidated Financial Statements







                                                   -2-