Form 10-Q
period 1995-06-30
SOMERSET GROUP INC
filed 1995-08-11
CIK 789792

THE SOMERSET GROUP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)

                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
Income:                             1995         1994           1995        1994

  Net sales                      $4,819,000   $5,811,000   $11,178,000  $10,193,000
  Cost of sales                   4,507,000    4,585,000     9,529,000    8,388,000
    Gross profit                    312,000    1,226,000     1,649,000    1,805,000
  Equity in earnings of First
    Indiana Corporation           1,083,000      650,000     2,047,000    1,177,000
  Realized investment gains          94,000                     94,000
  Gain on sale of assets          1,293,000                  1,293,000
  Interest income                    78,000       13,000       133,000       38,000
                                   --------     --------      --------     --------
     Total income                 2,860,000    1,889,000     5,216,000    3,020,000

Expenses:
   Selling expenses                  84,000      140,000       210,000      264,000
   General and administrative       425,000      461,000       907,000      847,000
   Interest expense                  81,000      123,000       199,000      218,000
                                    -------      -------      --------     --------
      Total expenses                590,000      724,000     1,316,000    1,329,000

Income before income taxes &
   minority interest              2,270,000    1,165,000     3,900,000    1,691,000
   Income tax expense               894,000      458,000     1,539,000      666,000
                                   --------     --------      --------     --------
                                  1,376,000      707,000     2,361,000    1,025,000
Minority interest in loss of
     subsidiary                          --       21,000           --    47,000,000

Net income                       $1,376,000     $728,000    $2,361,000   $1,072,000
                                  =========      =======     =========    =========

Net income per share                   $.82         $.44         $1.41         $.65

Average shares outstanding        1,680,614    1,666,000     1,675,040    1,652,548













See accompanying Notes to Consolidated Financial Statements.

                                    -2-