Form 10-Q
period 1995-09-30
SOMERSET GROUP INC
filed 1995-11-13
CIK 789792

THE SOMERSET GROUP, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                      Three Months Ended      Nine Months
                                                      September 30,           September 30

                                               1995       1994           1995        1994
Income:
 Net sales                                      $      6,843,000   11,178,000  17,036,000
 Cost of sales                                         5,422,000    9,529,000  13,810,000
    Gross profit                                       1,421,000    1,649,000   3,226,000
 Equity in earnings of First Indiana          961,000    724,000    3,008,000   1,901,000
 Realized investment gains                      4,000                  98,000
 Gain on sale of assets                                             1,293,000
 Dividend and interest income                 177,000     11,000      310,000      49,000
                                            ---------  ---------    ---------   ---------
    Total income                            1,142,000  2,156,000    6,358,000   5,176,000

Expenses:
  Selling expenses                                       133,000      210,000     397,000
  General and administrative expense          224,000    537,000    1,131,000   1,384,000
  Interest expense                             44,000    110,000      243,000     328,000
                                            ---------  ---------    ---------   ---------
    Total expenses                            268,000    780,000    1,584,000   2,109,000

Income before taxes & minority int.           874,000  1,376,000    4,774,000   3,067,000

  Income tax expense                          347,000    560,000    1,886,000   1,226,000
                                            ---------  ---------    ---------   ---------
                                              527,000    816,000    2,888,000   1,841,000
  Minority interest in loss of sub.                       23,000              -    70,000
                                            ---------  ---------    ---------   ---------
Net income                                   $527,000   $839,000   $2,888,000  $1,911,000
                                            =========  =========    =========   =========
Net income per share                             $.32       $.50        $1.76       $1.15

Average shares outstanding                  1,649,401  1,671,646    1,643,974   1,658,914












See accompanying Notes to Consolidated Financial Statements.

                                            -2-