Form 10-K
period 1995-12-31
SOMERSET GROUP INC
filed 1996-03-15
CIK 789792

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the fiscal year ended December 31, 1995.

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
(Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code: 317/269-1285 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:


Title of each class                  Name of each exchange on which registered
Common stock without par value    Over-the-Counter: NASDAQ National Mkt System


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $31,333,290 as of March 4, 1996.

As of March 4, 1996, there were 2,047,927 outstanding shares of the Capital Stock of the Registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the year ended December 31, 1995 are incorporated by reference into Part III.

Portions of the Form 10-K of First Indiana Corporation for the year ended December 31, 1995 are incorporated by reference into Part I.

                         THE SOMERSET GROUP, INC.
                                   INDEX

                                  PART I

     Item 1. Business. . . . . . . . . . . . . . . . . . . ..         3

     Item 2. Properties . . . . . . . . . . . . . . . . . . . .       3

     Item 3. Legal Proceedings . . . . . . . . .. . . . . . . .       3

     Item 4. Submission of Matters to a Vote of
           Security Holders . . . . . . . . . .  . . . . . . .        4


                                  PART II

     Item 5. Market for the Registrant's Common Equity
          and Related Security Holder Matters . . . . . . . . .        4

     Item 6. Selected Financial Data . . . . . .. .  . . . .           4

     Item 7. Management's discussion and Analysis of Results
          of Operations and Financial Condition and Liquity . . .      4

     Item 8. Financial Statements and Supplementary Data. . . . .      4

     Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . .. . .  .. . .      4


                                 PART III

     Item 10. Directors and Executive Officers of the Registrant       4

     Item 11. Executive Compensation . . . . . . . .. . . . .          5

     Item 12. Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . .  .      6

     Item 13. Certain Relationships and Related Transactions.          6


                                  PART IV

     Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . . . . . . . . .       6


               Signatures . . . . . . . . . . .  . . . . . . .         7

                               PART I
ITEM 1 - BUSINESS

General Description of Business

The Somerset Group, Inc. ("the Registrant" or "the Company"), is an Indiana Corporation, with its principal executive offices located at 135 North Pennsylvania Street, Suite 2800, Indianapolis, Indiana 46204.

During 1995 the Registrant conducted business in two industry segments: construction products and services and banking. The construction products and services businesses were sold during 1995. The proceeds from the sale of these businesses are planned to be redeployed in businesses in the financial services industry; however, such new businesses had not yet commenced prior to the date of this report. The banking segment is conducted through ownership by the Registrant of 1,811,979 shares (as of March 4, 1996) of the common stock of First Indiana Corporation ( First Indiana ), a holding company which owns 100% of First Indiana Bank. The 1,811,979 shares represented 21.9% of the issued and outstanding First Indiana common shares.

Financial Information About Business Segments

Described below are the operations of the Company's segments.
Financial information about the segments is incorporated by reference to Note 8 of the Company's consolidated financial statements on page C-12 of this report.
                     Narrative Description of Business

I. Construction Products and Services Segment (All operations sold during 1995)

The Registrant manufactured and installed precast/prestressed concrete products primarily in the seven-state area of Illinois, Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Products were distributed from the Indianapolis, Indiana; Westfield, Indiana; and Columbus, Ohio manufacturing sites via commercial carrier, broker drivers or company-operated trucks to the job site. The customers for these products were real estate developers, general contractors and businesses which own and occupy their own structures.

II.  Banking Segment

Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated into this Report by reference to Item 1 of the 1995 Report on Form 10-K for First Indiana Corporation for the year ended December 31, 1995, filed separately under commission file number 0-14354

ITEM 2 - PROPERTIES

The Registrant s property consists of office equipment and furniture in leased office space. The leased office space consists of 1,244 square feet located at Suite 2800, First Indiana Plaza,
Indianapolis, Indiana, and 800 square feet located at 1030 S.
Kitley Avenue, Indianapolis, Indiana.


ITEM 3 - LEGAL PROCEEDINGS

Information relative to this item is incorporated into this Report by reference to Note 13 of the Notes to Consolidated Financial
Statements, on page C-15 of this report.
                                    -3-
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the final quarter of the fiscal period covered by this report.


                                  PART II

ITEM 5 - MARKET -  REGISTRANT'S COMMON EQUITY & RELATED SECURITY
HOLDER MATTERS

This information is set forth under the caption "Market for the Registrant's Common Stock" on page A-1 of this Report.


ITEM 6 - SELECTED FINANCIAL DATA

This information is set forth under the caption "Selected Financial Data" on page A-1 of this Report.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND
FINANCIAL CONDITION AND LIQUIDITY

This information is set forth under the caption "Management's
Discussion and Analysis of Results of Operations and Financial
Condition and Liquidity" on pages B-1 through B-5 of this Report.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages C-1 through C-15 of this Report. Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated by reference to Item 8 of the 1995 Report on Form 10-K for First Indiana Corporation, filed separately under commission file number 0-14354.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no changes in and no disagreements with its accountants regarding accounting and financial disclosure.


                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Information regarding Directors of the Registrant is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 24, 1996, under the caption "Proposal No. 1: Election of Directors", file separately under commission file number 0-14227.

Executive Officers

Name                     Office Held         Relationship        Age
Robert H. McKinney       Chairman            Father of President  70
                         and Director        and Vice President

Marni McKinney           President, CEO      Daughter of          39
                         and Director        Chairman

Kevin K. McKinney        Vice President      Son of               38
                         and Director        Chairman

Joseph M. Richter        Executive V. P., CFO         None        53
                         and Treasurer

Michael L. Smith         President of Somerset        None        47
                         Financial Services, a division,
                         and Director


Term of office for all officers of the Registrant continue until the first meeting of the Board of Directors following the Annual
Meeting of Shareholders on April 24, 1996.

A brief account of the business experience of each Executive
Officer during the past five years is as follows:

Robert H. McKinney - Chairman of the Registrant; Chief Executive Officer until January 1996; Chairman and Chief Executive Officer of First Indiana Corporation, a savings bank holding company; Chairman of First Indiana Bank; Chief Executive Officer until May 1992; retired Partner of Bose McKinney & Evans, attorneys; a Director of First Indiana Corporation and Lilly Industries, Inc.; Chairman, Federal Home Loan Bank Board (1977-1979).

Marni McKinney - President, Chief Executive Officer, and a Director of the Registrant; Vice Chairman and a Director of First Indiana Corporation and First Indiana Bank; formerly Executive Vice President (1987 - 1992), Chief Operating Officer of the Registrant (1992-1995); formerly Vice President and Director of Strategic Planning of First Indiana Bank.

Kevin K. McKinney - Vice President and a Director of the
Registrant; Publisher of NUVO Newsweekly and Chairman and President of NUVO, Inc.; formerly President Mid America Media; formerly
Chairman, Indianapolis Extra, Ltd.

Joseph M. Richter - Executive Vice President, Chief Financial
Officer and Treasurer of the Registrant.

Michael L. Smith - President of Somerset Financial Services, a division, and a Director. Previously President and Chief Executive Officer, Mayflower Group, Inc.; a Director of First Indiana
Corporation and Acordia, Inc.


ITEM 11 - EXECUTIVE COMPENSATION

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 24, 1996, under the caption "Compensation of Directors and Executive
Compensation".

                                    -5-

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 24, 1996, under the caption "Voting Securities and Principal Holders
Thereof".


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 24, 1996, under the caption "Certain Transactions".


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

          3. Exhibits - The following exhibits are attached to this Form 10-K.

     Exhibit
     Number         Exhibit
          3         Amended Articles of Incorporation and Amended
                             and Restated By-Laws thereto.

        22          Subsidiaries of the Registrant.

        23          Definitive Proxy Statement for Annual Meeting
                         of Shareholders to be held April 24, 1996.

        24          Consent of Independent Certified Public
                    Accountants, of report dated March 20, 1996, for incorporation into Form S-8registration statement.

        99          First Indiana Corporation's Form 10-K for the
                            year ended December 31, 1995.

     All other exhibits are not attached since they are not applicable to the Registrant:

   (b)    Reports on Form 8-K.  No information need be disclosed.

   (c)    Financial Statement Schedules.



                                    -6-
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE SOMERSET GROUP, INC.

          By   s/ Robert H. McKinney                           3/15/96
               Robert H. McKinney, Chairman


          By   s/ Marni McKinney                               3/15/96
               Marni McKinney, President and
               Principal Executive Officer

          By   s/ Joseph M. Richter                            3/15/96
               Joseph M. Richter, Executive Vice
               President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signatures                         Title                    Date

s/ Robert H. McKinney              Director, Chairman       3/15/96
Robert H. McKinney

s/ Marni McKinney                  Director, President      3/15/96
Marni McKinney                     and Principal Executive Officer

s/ Kevin K. McKinney               Director and Vice        3/15/96
Kevin K. McKinney                  President

s/ H. J. Baker                     Director                 3/15/96
H. J. Baker

s/ William L. Elder                Director                 3/15/96
William L. Elder

s/ Douglas W. Huemme               Director                 3/15/96
Douglas W. Huemme

s/ William F. McConnell, Jr.       Director                 3/15/96
William F. McConnell, Jr.

s/ Michael L. Smith                Director                 3/15/96
Michael L. Smith

                         THE SOMERSET GROUP, INC.

              Form 10-K for the Year Ended December 31, 1995
              Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c)

                     Index to Selected Financial Data,
            Management's Discussion and Analysis of Results of
             Operations and Financial Condition and Liquidity,
          Financial Statements and Financial Statement Schedules


     Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 5, 6, 7, 8, 14(a)
(1) and (2), and 14(c) are listed below:
                                                            Page
MARKET FOR THE REGISTRANT'S COMMON STOCK                     A-1
SELECTED FINANCIAL DATA                                      A-1
MANAGEMENT'S DISCUSSION AND ANALYSIS                         B-1

FINANCIAL STATEMENTS:

-  Independent Auditors' Report                              C-1

-  Consolidated Statements of Income for the years ended December
    31, 1995, 1994, and 1993                                 C-3

-  Consolidated Balance Sheets as of December 31, 1995 and 1994 C-4

-  Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 1995, 1994, and 1993                   C-6

-  Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1994,and 1993                          C-7

-  Notes to Consolidated Financial Statements                 C-8

- Summarized Consolidated Statements of Subsidiary, Not
Consolidated with Registrant                                  C-16


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