Form 10-Q
period 1996-03-31
SOMERSET GROUP INC
filed 1996-05-01
CIK 789792

THE SOMERSET GROUP, INC.
     CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months

                                                        Actual         Actual
                                                         1996           1995
     Income:
          Net sales                                     $    ---     $6,359,000
          Cost of sales                                      ---      5,022,000
              Gross profit                                   ---      1,337,000
          Equity in earnings of First Indiana Corp,    1,012,000        964,000
          Investment income                              163,000         55,000
                                                       ---------      ---------
               Total income                            1,175,000      2,356,000

     Expenses:
           Selling expenses                                  ---        126,000
           General and administrative expenses           213,000        482,000
           Interest expense                               42,000        118,000
                                                       ---------      ---------
                Total expenses                           255,000        726,000

     Income before income taxes                          920,000      1,630,000
           Income tax expense                            282,000        645,000
                                                       ---------      ---------

     Net income                                         $638,000       $985,000
                                                       =========      =========

     Income per share                                       $.30           $.47

     Average shares outstanding                        2,091,970      2,086,832

     Cash dividend paid (adjusted for stock split)          $.10           $.08




     See accompanying Notes to Consolidated Financial Statements.

                                                 -2-