Form 10-Q
period 1996-06-30
SOMERSET GROUP INC
filed 1996-08-02
CIK 789792

THE SOMERSET GROUP, INC.
                                         Consolidated Statements of Income
                                         (Unaudited)

                                          Three Months Ended        Six Months Ended
                                             June 30,                 June 30,

Revenue and income:                         1996       1995           1996        1995
  Commissions and fees                    $210,000                $210,000       ---
  Investment income                        103,000     172,000     266,000     227,000
  Equity in earnings,First Indiana Corp    930,000   1,083,000   1,942,000   2,047,000
                                         1,243,000   1,255,000   2,418,000   2,274,000
  Gross profit from construction product               312,000               1,649,000
  Gain on sale of assets                             1,293,000               1,293,000
                                         1,243,000   2,860,000   2,418,000   5,216,000
Expenses:
  Selling expenses                          66,000      84,000      66,000     210,000
  General and administrative expenses      126,000     425,000     339,000     907,000
  Interest expense                                      81,000      42,000     199,000
                                           192,000     590,000     447,000   1,316,000

Income before income taxes               1,051,000   2,270,000   1,971,000   3,900,000
  Income tax expense                       336,000     894,000     618,000   1,539,000

Net Income                                $715,000  $1,376,000  $1,353,000  $2,361,000

Net income per share                          $.34        $.66        $.64       $1.13

Average shares outstanding               2,098,904   2,100,767   2,095,437   2,093,800














See accompanying Notes to Consolidated Financial Statements

                                             2