Form 10-Q
period 1996-09-30
SOMERSET GROUP INC
filed 1996-11-06
CIK 789792


                                                   THE SOMERSET GROUP, INC.
                                                   CONSOLIDATED STATEMENTS OF INCOME


(unaudited)
                                           Three Months Ended            Nine Months Ended

                                             September 30,                  September 30,
Revenue and income:                       1996          1995              1996          1995
 Equity in earnings of First Indiana
  Corporation:
    Earnings before FDIC assessment       $978,000      $961,000    $2,920,000    $3,008,000
    FDIC assessment                      ($908,000)          ---     ($908,000)          ---
                                         ---------     ---------     ---------     ---------
                                            70,000       961,000     2,012,000     3,008,000
  Commissions and fees                     373,000                     583,000           ---
  Investment income                         88,000       181,000       354,000       408,000
                                         ---------     ---------     ---------     ---------
                                           531,000     1,142,000     2,949,000     3,416,000
Gross profit from construction sales                                               1,649,000
Gain on sale of assets                         ---           ---           ---     1,293,000
                                         ---------     ---------     ---------     ---------
                                           531,000     1,142,000     2,949,000     6,358,000
Expenses:
  Selling expenses                         178,000                     244,000       210,000
  General and administrative expenses      279,000       224,000       618,000     1,131,000
  Interest expense                             ---        44,000        42,000       243,000
                                         ---------     ---------     ---------     ---------
                                           457,000       268,000       904,000     1,584,000

Income before income taxes                  74,000       874,000     2,045,000     4,774,000
  Income tax expense                        23,000       347,000       641,000     1,886,000
                                         ---------     ---------     ---------     ---------
Net Income                                 $51,000      $527,000    $1,404,000    $2,888,000
                                         =========     =========     =========     =========
Net income per share                          $.03          $.26          $.67         $1.41

Average shares outstanding               2,094,913     2,061,751     2,095,262     2,054,968











See accompanying Notes to Consolidated Financial Statements.

                                                   -2-