Form 10-K
period 1996-12-31
SOMERSET GROUP INC
filed 1997-04-02
CIK 789792

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the fiscal year ended December 31, 1996.
                                or
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


Title of each class                    Name of each exchange on which registered
Common stock without par value         Over-the-Counter: NASDAQ National
                                       Market System


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $39,739,410 as of February 26, 1997.

As of February 26, 1997, there were 2,515,152 outstanding shares of the Capital Stock of the Registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the year ended December 31, 1996 are incorporated by reference into Part III.

Portions of the Form 10-K of First Indiana Corporation for the year ended December 31, 1996 are incorporated by reference into Part I.

                               -1-
                     THE SOMERSET GROUP, INC.

                              INDEX

                              PART I

Item 1.   Business .. . . .. . . . . . . . . . . . . .      3

Item 2.   Properties . . . . . . . . . . . . . . . . .      4

Item 3.   Legal Proceedings . . . .  . . . . . . . . . .    4

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . .  . . . . . . . . . .     4


                             PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Security Holder Matters . .. . . .    4

Item 6.   Selected Financial Data .. . . . . . . . . . .    4

Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition and Liquidity. . . . .    4

Item 8.   Financial Statements and Supplementary Data . .   4

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure .  . . .   4


                             PART III

Item 10.  Directors and Officers of the Registrant . . .    5

Item 11.  Executive Compensation . . . . . . . . . . . .    5

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . .       6

Item 13.  Certain Relationships and Related Transactions    6


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K . . .  . . . . . . . .    6

          Signatures . . . . . . . . .  . . . . . . . .     7

                              PART I

ITEM 1 - BUSINESS

General Description of Business

The Somerset Group, Inc. ("the Registrant" or "the Company"), is an Indiana corporation with its principal executive offices located at 135 N. Pennsylvania Street, Suite 2800, Indianapolis, Indiana 46204.

During 1996, the Registrant conducted business in two business segments within the financial services industry: sales and brokerage of insurance and investment products and banking. During 1995, the Registrant conducted business in two industry segments: construction products and services and banking. The construction products and services businesses were sold in 1995. The proceeds from the sales were partially redeployed in 1996 in the financial services industry, and the Company intends to expand further in this industry. The banking segment is conducted through ownership of 2,264,973 shares of the common stock of First Indiana Corporation ("First Indiana"), a holding company which owns 100% of First Indiana Bank. The 2,264,973 shares represented 21.8% of the issued and outstanding First Indiana common shares.

Financial Information About Business Segments

Described below are the operations of the Company's segments. Financial information about the segments is incorporated by reference to Note 10 of the Company's consolidated financial statements on page C-11 of this report.
                Narrative Description of Business

I. Insurance and Investment Products Segment

The Company sells insurance and non-insured investment products through two divisions: One Insurance Agency and One Investment Corporation. One Insurance Agency's products consist of tax-deferred, fixed- rate annuities,life insurance, and property and casualty insurance. One Investment Corporation's products consist primarily of mutual funds and variable-rate annuities. These products are marketed to customers of First Indiana Bank and to the general public in the state of Indiana.

In February 1997, the Company formed Somerset Wealth Management, an activity that is expected to be operational by April 1, 1997. The Company will be offering investment advisory and financial counseling services to individual clients on a fee only basis. The investment advisory services include asset allocation advice, investment management, and portfolio monitoring services. Financial counseling services include tax, estate, and retirement planning strategies and other counseling services tailored to meet specific client needs.

II.  Banking Segment

Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated into this Report by reference to Item 1 of the 1996 Report on Form 10-K for First Indiana Corporation for the year ended December 31, 1996, filed separately under Commission file number 0-14354.

III.  Construction Products and Services Segment (Operations Sold During 1995)

The Registrant manufactured precast/prestressed concrete products primarily in the seven-state area of Illinois, Indiana, Kentucky, Michigan, Ohio, Pennsylvania, and West Virginia. Products were distributed from the Indianapolis, Indiana; Westfield, Indiana; and Columbus, Ohio manufacturing sites via commercial carrier, broker drivers or company-operated trucks to the job site. The customers for these products were real estate developers, general contractors and businesses which own and occupy their own structures.

ITEM 2 - PROPERTIES

The Registrant's property consists of office equipment and furniture in leased office space. The leased office space consists of 1,244 square feet located at Suite 2800, First Indiana Plaza, Indianapolis, Indiana, and 1,225 square feet located at 2138 E. 116th Street, Carmel, Indiana.

ITEM 3 - LEGAL PROCEEDINGS

Information relative to this item is incorporated into this Report by reference to Note 15 of the Notes to Consolidated Financial Statements, on page C-17 of this report.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages C-1 through C-17 of this Report. Information on the Registrant's bank affiliate, First Indiana, is incorporated by reference to Item 8 of the 1996 Report on Form 10-K for First Indiana, filed separately under Commission file number 0-14354.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant had no changes in and no disagreements with its accountants regarding accounting and financial disclosure.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Information regarding Directors of the Registrant is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 23, 1997, under the caption "Proposal No. 1: Election of Directors", filed separately under Commission file number 0-14227.

Executive Officers

Name                Office Held         Relationship                  Age
Robert H. McKinney  Chairman            Father of President            71
                    and Director        and Vice President

Marni McKinney      President, CEO      Daughter of                    40
                     and Director       Chairman

Joseph M. Richter   Executive V. P.,    None                           54
                    CFO, and Treasurer

Robert S. Kaspar    President of Somerset   None                       38
               Financial Services, a division

The term of office for all officers of the Registrant continues until the first meeting of the Board of Directors following the Annual Meeting of Shareholders on April 23, 1997.

A brief account of the business experience of each Executive Officer during the past five years is as follows:

Robert H. McKinney - Chairman of the Registrant; Chief Executive Officer until January 1996; Chairman and Chief Executive Officer of First Indiana Corporation; Chairman of First Indiana Bank; Chief Executive Officer until May 1992; retired Partner of Bose McKinney & Evans, attorneys; a Director of First Indiana Corporation; Chairman, Federal Home Loan Bank Board (1977-1979).

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

Joseph M. Richter - Executive Vice President, Chief Financial Officer and Treasurer of the Registrant.

Robert S. Kaspar - President of Somerset Financial Services, a division; formerly President and Director of Irwin Union Investor Services, a subsidiary of Irwin Financial Corporation (1990 - 1996).

ITEM 11 - EXECUTIVE COMPENSATION

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 23, 1997, under the caption "Compensation of Directors and Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 23, 1997, under the caption "Voting Securities and Principal Holders Thereof".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 23, 1997, under the caption "Certain Transactions".


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

          Exhibit
          Number    Exhibit
          3         Amended Articles of Incorporation and Amended and
                    Restated By-Laws thereto.

         22         Subsidiaries of the Registrant.

         23 Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 23, 1997.

         24 Consent of Independent Certified Public Accountants, of report dated March 17, 1997, for incorporation into Form S-8 registration statement.

         99 First Indiana Corporation's Form 10-K for the year ended December 31, 1996.

          All other exhibits are not attached since they are not applicable to the Registrant:

   (b)    Reports on Form 8-K.

   (c)    Financial Statement Schedules.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     THE SOMERSET GROUP, INC.


 By   s/ Robert H. McKinney                                            3/17/97
      Robert H. McKinney, Chairman


 By   s/ Marni McKinney                                                3/17/97
      Marni McKinney, President and
      Principal Executive Officer

 By   s/ Joseph M. Richter                                             3/17/97
      Joseph M. Richter, Executive Vice
      President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signatures                         Title                        Date

s/ Robert H. McKinney         Director, Chairman               3/17/97
Robert H. McKinney

s/ Marni McKinney             Director, President              3/17/97
Marni McKinney                and Principal Executive Officer

s/ Kevin K. McKinney          Director and Vice President      3/17/97
Kevin K. McKinney

s/ H. J. Baker                Director                         3/17/97
H. J. Baker

s/ William L. Elder           Director                         3/17/97
William L. Elder

s/ Douglas W. Huemme          Director                         3/17/97
Douglas W. Huemme

s/ Michael L. Smith           Director                         3/17/97
Michael L. Smith

                     THE SOMERSET GROUP, INC.

          Form 10-K for the Year Ended December 31, 1996
          Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c)

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

     Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c) are listed below:
                                                                      Page
MARKET FOR THE REGISTRANT'S COMMON STOCK                               A-1
SELECTED FINANCIAL DATA                                                A-1
MANAGEMENT'S DISCUSSION AND ANALYSIS                                   B-1
FINANCIAL STATEMENTS:

-  Independent Auditors' Report                                        C-1

-  Consolidated Statements of Income for the years ended December 31, 1996,
    1995, and 1994                                                     C-2

-  Consolidated Balance Sheets as of December 31, 1996 and 1995        C-3
-  Consolidated Statements of Shareholders' Equity for the years ended
    December 31,1996, 1995, and 1994                                   C-4

-  Consolidated Statements of Cash Flows for the years ended December
    31, 1996, 1995, and 1994                                           C-5

-  Notes to Consolidated Financial Statements                          C-6
-  Summarized Consolidated Statements of Subsidiary, Not
    Consolidated with Registrant                                       C-18

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