Form 10-Q
period 1997-03-31
SOMERSET GROUP INC
filed 1997-05-05
CIK 789792

THE SOMERSET GROUP, INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (unaudited)

                                                    Three Months Ended
                                                         March 31,
     Revenue and income:                             1997          1996
        Equity in earnings of First Indiana Corp.  $871,000    $1,012,000
        Commissions and fees                        343,000          ---
        Investment income                            93,000       163,000
                                                  ---------     ---------
           Total revenue and income               1,307,000     1,175,000


     Expenses:
         Selling expenses                           163,000          ---
         General and administrative expenses        252,000       213,000
         Interest expense                               ---        42,000
                                                    -------       -------
            Total expenses                          415,000       255,000


     Income before income taxes                     892,000       920,000
     Income tax expense                             257,000       282,000
                                                    -------       -------
     Net income                                    $635,000      $638,000
                                                    =======       =======

     Income per share                                  $.24          $.24


     Average shares outstanding                   2,623,351     2,614,963












See accompaning Notes to Consolidated Financial Statements.

                                              -2-