Form 10-Q
period 1997-06-30
SOMERSET GROUP INC
filed 1997-08-01
CIK 789792

THE SOMERSET GROUP, INC.
CONSOLIDAED STATEMENTS OF INCOME
(unaudited)


                               Three Months Ended  Six Months Ended
                                      June 30,             June 30

                                  1997        1996       1997       1996
Revenue and income:
  Equity in earnings of First
   Corporation                   846,000   930,000  1,717,000  1,942,000
  Commissions and fees           297,000   210,000    640,000    210,000
  Investment income              111,000   103,000    204,000    266,000
                                --------  --------   --------   --------
    Total revenue and income   1,254,000 1,243,000  2,561,000  2,418,000



Expenses:
  Selling expenses               206,000    66,000    369,000     66,000
  General & administrative exp   583,000   126,000    835,000    339,000
  Interest expense                   ---       ---        ---     42,000
                                 -------   -------   --------    -------
    Total expenses               789,000   192,000  1,204,000    447,000



Income before income taxes       465,000 1,051,000  1,357,000  1,971,000
Income tax expense                93,000   336,000    350,000    618,000
                                 -------   -------    -------   --------
Net income                       372,000   715,000  1,007,000  1,353,000
                                 =======   =======   ========   ========

Income per share                   $0.14     $0.27      $0.38      $0.52


Average shares outstanding     2,627,170 2,623,630  2,629,723  2,619,296






See accompanying Notes to Consolidated Financial Statements








                                  -2-