Form 10-Q
period 1997-09-30
SOMERSET GROUP INC
filed 1997-11-05
CIK 789792

THE SOMERSET GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                 Three Months Ended   Nine Months Ended

                                   September 30,         September 30,

Revenue and income:              1997      1996         1997       1996
  Equity in earnings of First Indiana Corporation:
   Earnings before FDIC assess $998,000  $978,000  2,715,000  2,920,000
   FDIC assessment                  ---  (908,000)       ---   (908,000)
                                -------   -------  ---------  ---------
                                998,000    70,000  2,715,000  2,012,000

  Commissions and Fees          297,000   373,000    937,000    583,000
  Investment income              97,000    88,000    301,000    354,000
                               --------   -------  ---------  ---------
                              1,392,000   531,000  3,953,000  2,949,000

Expenses:
   Selling expenses             215,000   178,000    584,000    244,000
   Administrative expenses      199,000   279,000  1,034,000    618,000
   Interest expense                                      ---     42,000
                                -------   -------  ---------   --------
                                414,000   457,000  1,618,000    904,000

Income before income taxes      978,000    74,000  2,335,000  2,045,000
Income tax expense              299,000    23,000    649,000    641,000
                                -------    ------   --------  ---------
Net income                     $679,000   $51,000  1,686,000  1,404,000
                                =======    ======  =========  =========
Net income per share               $.26      $.02       $.64       $.54

Average shares outstanding    2,614,852 2,618,641  2,621,791  2,619,078












See accompanying Notes to Consolidated Financial Statements




                                  -2-