Form 10-K
period 1997-12-31
SOMERSET GROUP INC
filed 1998-03-26
CIK 789792

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the fiscal year ended December 31, 1997.
                                or
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $71,778,713 as of February 27, 1998.

As of February 27, 1998, there were 2,900,150 outstanding shares of the Capital Stock of the Registrant.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the year ended December 31, 1997 are incorporated by reference into Part III.

Portions of the Form 10-K of First Indiana Corporation for the year ended December 31, 1997 are incorporated by reference into Part I.
                               -1-
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

      Item 4.  Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . 4


                             PART II

     Item 5.   Market for the Registrant's Common Equity
               and Related Security Holder Matters .  .4

     Item 6.   Selected Financial Data . .  . . . . .  4

     Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity. .4

     Item 8.   Financial Statements and Supplementary Data  4

     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . .5

                                   PART III

     Item 10.  Directors and Executive Officers of the Registrant . . 5

     Item 11.  Executive Compensation . . . . . . . . . .. . . . . .  6

     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . .  . . . . . 6

     Item 13.  Certain Relationships and Related Transactions . .. . .6

                                   PART IV

     Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . .   6

               Signatures . . . . . . . . . . . . . . . . . . . .  .   7


                               -2-
                              PART I

ITEM 1 - BUSINESS

General Description of Business

The Somerset Group, Inc. ("the Registrant" or "Company"), is a nondiversified, unitary savings and loan holding company. Its major asset is a 21.5% ownership interest in First Indiana Corporation ("First Indiana"), which owns 100% of First Indiana Bank (the "Bank"). The Company operates One Insurance Agency and One Investment Corporation, which market insurance and investment products, and under the name Somerset Wealth Management, provides investment advisory services, financial counseling, and asset management. As a result of a merger on January 20, 1998 with Whipple & Company P.C. ("Whipple"), the Company will also provide tax planning and preparation, retirement and estate planning, and business consulting.

Financial Information About Business Segments

Described below are the operations of the Company's segments. Financial information about the segments is incorporated by reference to Note 9 of the Company's consolidated financial statements on page 28 of this report.
                Narrative Description of Business

I. Insurance and Investment Products Segment

The Company sells insurance and non-insured investment products through two divisions: One Insurance Agency and One Investment Corporation. One Insurance Agency's products consist of tax-deferred, fixed- rate annuities, life insurance, and property and casualty insurance. One Investment Corporation's products consist primarily of mutual funds and variable-rate annuities. These products are marketed to customers of First Indiana Bank and to the general public in the state of Indiana.


II.  Investment Advisory and Asset Management Services

During 1997, the Company formed Somerset Wealth Management, an activity that became active on May 1, 1997. The Company offers investment advisory and financial counseling services to individual clients on a fee only basis. The investment advisory services include asset allocation advice, investment management, and portfolio monitoring services. Financial counseling services include tax, estate, and retirement planning strategies and other counseling services tailored to meet specific client needs. On March 1, 1998, this division was merged with Whipple to form a new division of the of the Registrant ; Somerset Financial Services.

III.  Whipple & Company P.C. (Merged January 20, 1998)

Whipple was founded in 1960. It provides a wide array of financial services including tax planning and preparation, retirement planning, estate planning, investment planning, and business consulting. Whipple also specializes in health care consulting services to physicians and outpatient surgery centers nationwide.

IV.  Banking Segment

Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated into this Report by reference to Item 1 of the 1997 Report on Form 10-K for First Indiana Corporation for the year ended December 31, 1997, filed separately under Commission file number 0-14354.

V.  Construction Products and Services Segment (Operations Sold During 1995)

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

ITEM 2 - PROPERTIES

The Registrant's property consists of office equipment and furniture in leased office space. The leased office space consists of 1,244 square feet located at Suite 2800, First Indiana Plaza, Indianapolis, Indiana, and 1,200 square feet located at 10044 E. Washington Street, Indianapolis, Indiana.

ITEM 3 - LEGAL PROCEEDINGS

Information relative to this item is incorporated into this Report by reference to Note 14 of the Notes to Consolidated Financial Statements, on page 34 of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the final quarter of the fiscal period covered by this report.


                             PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

This information is set forth under the caption "Market for the Registrant's Common Stock" on page 9 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA

This information is set forth under the caption "Selected Financial Data" on page 9 of this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND LIQUIDITY

This information is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity" on pages 10 through 15 of this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 17 through 34 of this Report. Information on the Registrant's bank affiliate, First Indiana, is incorporated by reference to Item 8 of the 1997 Report on Form 10-K for First Indiana, filed separately under Commission file number 0-14354.

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

Executive Officers

Name                Office Held        Relationship                    Age
Robert H. McKinney  Chairman           Father of President              72
                    and Director       and Vice President

Marni McKinney      President, CEO     Daughter of                      41
                    and Director       Chairman

Joseph M. Richter   Executive V. P., CFO,    None                       55
                    and Treasurer

Robert S. Kaspar    President of Somerset    None                       39
                    Wealth Management,
                    a division

The term of office for all officers of the Registrant continues until the first meeting of the Board of Directors following the Annual Meeting of Shareholders on April 22, 1998.

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

Joseph M. Richter - Executive Vice President, Chief Financial Officer and Treasurer of the Registrant.

Robert S. Kaspar - President of Somerset Wealth Management, a division; formerly President and Director of Irwin Union Investor Services, a subsidiary of Irwin Financial Corporation (1990 - 1996).

ITEM 11 - EXECUTIVE COMPENSATION

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 22, 1998, under the caption "Compensation of Directors and Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 22, 1998, under the caption "Voting Securities and Principal Holders Thereof".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 22, 1998, under the caption"Certain Transactions".
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

              Exhibit
              Number     Exhibit
                3 Amended Articles of Incorporation and Amended and Restated By-Laws thereto.

                22  Subsidiaries of the Registrant.

                23 Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 22, 1998.

                24 Consent of Independent Certified Public Accountants, of report dated February 6, 1998, for incorporation into Form S-8 registration statement.

                99 First Indiana Corporation's Form 10-K for the year ended December 31, 1997.

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

                     THE SOMERSET GROUP, INC.

          By   s/ Robert H. McKinney                                   3/17/98
               Robert H. McKinney, Chairman


          By   s/ Marni McKinney                                       3/17/98
               Marni McKinney, President and
               Principal Executive Officer

          By   s/ Joseph M. Richter                                    3/17/98
               Joseph M. Richter, Executive Vice
               President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signatures                         Title                          Date
s/ Robert H. McKinney         Director, Chairman                 3/17/98
Robert H. McKinney

s/ Marni McKinney             Director, President                3/17/98
Marni McKinney                and Principal Executive Officer

s/ Kevin K. McKinney          Director and Vice President         3/17/98
Kevin K. McKinney

s/ H. J. Baker                Director                            3/17/98
H. J. Baker

s/ Patrick J. Early           Director                            3/17/98
Patrick J. Early

s/ William L. Elder           Director                            3/17/98
William L. Elder

s/ Douglas W. Huemme          Director                            3/17/98
Douglas W. Huemme

s/Malcolm A. Leslie           Director                            3/17/98
Malcolm A. Leslie

s/Gary L. Light               Director                            3/17/98
Gary L. Light

s/ Michael L. Smith           Director                            3/17/98
Michael L. Smith

                               -7-

                     THE SOMERSET GROUP, INC.

          Form 10-K for the Year Ended December 31, 1997
          Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c)

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

     Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c) are listed below:
                                                                Page
MARKET FOR THE REGISTRANT'S COMMON STOCK                          9
SELECTED FINANCIAL DATA                                           9
MANAGEMENT'S DISCUSSION AND ANALYSIS                             10
FINANCIAL STATEMENTS:

-  Independent Auditors' Report                                   17

-  Consolidated Statements of Income for the years ended          18
          December 31, 1997, 1996, and 1995

-  Consolidated Balance Sheets as of December 31, 1997 and 1996    19
-  Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1997, 1996, and 1995                         20

-  Consolidated Statements of Cash Flows for the years ended        21
          December 31, 1197, 1996, and 1995

-     Notes to Consolidated Financial Statements                    22

-   Summarized Consolidated Statements of Subsidiary, Not           35
    Consolidated with Registrant

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

                               -8-