Form 10-Q
period 1998-03-31
SOMERSET GROUP INC
filed 1998-05-01
CIK 789792

THE SOMERSET GROUP, INC.        CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                  Three Months Ended
                                                       March 31,

                                                     1998      1997
                                                 Actual       Actual
Revenue and Income:                                         (Restated)
     Fees and commissions                      $2,498,000   $2,541,000
     Equity in earnings of First Indiana Corp     950,000      871,000
     Investment income                             89,000       93,000
                                                ---------    ---------
                                                3,537,000    3,505,000
Operating Expenses:
     Salaries, wages, commissions and benefit   1,511,000    1,831,000
     General and administrative expenses          193,000      198,000
     Occupancy expenses                            79,000       81,000
     Advertising and marketing                     29,000       41,000
     Depreciation and amortization                 66,000       56,000
     Merger expenses                              163,000          ---
                                                ---------    ---------
                                                2,041,000    2,207,000
                                                ---------    ---------
Income from Operations                          1,496,000    1,298,000
     Interest expense                               4,000       20,000
                                                ---------    ---------
Income before income taxes                      1,492,000    1,278,000
Income tax expense                                480,000      414,000
                                                ---------     --------
Net Income                                     $1,012,000     $864,000
                                                =========      =======
Income Per Share
     Basic                                        $.35         $.30
     Diluted                                      $.34         $.29

Average Shares Outstanding:
     Basic                                      2,899,097    2,880,045
     Diluted                                    2,973,386    2,939,486




See accompaning Notes to Consolidated Financial Statements.




                                        -2-