Form 10-Q
period 1998-06-30
SOMERSET GROUP INC
filed 1998-08-05
CIK 789792

THE SOMERSET GROUP, INC.                    CONSOLIDATED STATEMENTS OF INCOME

                                        Three Months Ended      Six Months E

                                             June 30,                June 30,
                                          1998        1997        1998      1997
                                                  (Restated)              (Restated)
Revenue and Income:
  Fees and commissions                 1,636,000   1,505,000   4,134,000   4,046,000
  Equity in earnings of First Indiana    997,000     846,000   1,947,000   1,717,000
  Investment income                       84,000     106,000     173,000     199,000
                                       ---------    --------   ---------   ---------
                                       2,717,000   2,457,000   6,254,000   5,962,000
Operating Expenses:
  Salaries, wages, commissions         1,417,000   1,753,000   2,928,000   3,584,000
  General and administrative expenses    326,000     297,000     519,000     495,000
  Occupancy expenses                      88,000      83,000     167,000     164,000
  Advertising and marketing               46,000       7,000      75,000      48,000
  Depreciation and amortization           72,000      60,000     138,000     116,000
  Merger expenses                            ---        ---      163,000        ---
                                       ---------   ---------   ---------   ---------
                                       1,949,000   2,200,000   3,990,000   4,407,000

Income from Operations                   768,000     257,000   2,264,000   1,555,000

  Interest expense                           ---       3,000       4,000      23,000
                                         -------     -------    --------    --------
Income before income taxes               768,000     254,000   2,260,000   1,532,000

Income tax expense                       198,000      15,000     678,000     429,000
                                         -------     -------     -------     -------
Net Income                              $570,000    $239,000  $1,582,000  $1,103,000
                                         =======     =======    ========    ========
Income Per Share
     Basic                               $.20        $.08         $.55       $.38
     Diluted                             $.19        $.08         $.53       $.37

Average Shares Outstanding:
     Basic                             2,905,698   2,914,166   2,902,398   2,905,708
     Diluted                           2,973,821   2,960,509   2,973,604   2,958,600








See accompanying Notes to Consolidated Financial Statements

                                         -2-