Form 10-Q
period 1998-09-30
SOMERSET GROUP INC
filed 1998-11-04
CIK 789792

THE SOMERSET GROUP, INC.                     CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                              Three Months Ended    Nine Months Ended
                                                September 30,           September 30,
                                        1998        1997         1998        1997
Revenue and Income:                               Restated                 Restated
  Fees and commissions               $1,581,000  $1,332,000   5,694,000   $5,378,000
  Equity in earnings of First Indiana 1,081,000     998,000   3,028,000    2,715,000
  Investment income                      92,000     100,000     286,000      299,000
                                      ---------   ---------   ---------    ---------
                                      2,754,000   2,430,000   9,008,000    8,392,000
Operating Expenses:
  Salaries, wages, commissions,
  and benefits                        1,430,000   1,126,000   4,358,000    4,710,000
  General and administrative expenses   253,000     238,000     772,000      733,000
  Occupancy expenses                     91,000      81,000     258,000      245,000
  Advertising and marketing              46,000      35,000     121,000       83,000
  Depreciation and amortization          68,000      63,000     206,000      179,000
  Interest expense                          ---       5,000       4,000       28,000
  Merger expenses                           ---         ---     163,000         ---
                                      ---------   ---------   ---------    ---------
                                      1,888,000   1,548,000   5,882,000    5,978,000

Income before income taxes              866,000     882,000   3,126,000    2,414,000
Income tax expense                      238,000     262,000     916,000      692,000
                                        -------     -------    --------     --------
Net Income                             $628,000    $620,000   2,210,000   $1,722,000
                                       ========     =======   =========    =========
Income Per Share
     Basic                              $.22        $.21         $.76        $.59
     Diluted                            $.21        $.21         $.74        $.58

Average Shares Outstanding:
     Basic                            2,899,633   2,902,118   2,901,476    2,904,511
     Diluted                          2,959,547   2,948,191   2,968,918    2,955,130













See accompanying Notes to Consolidated Financial Statements.

                                         -2-