Form 10-K
period 1998-12-31
SOMERSET GROUP INC
filed 1999-03-26
CIK 789792

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 - For the fiscal year ended December 31, 1998.  	or
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,341,734 as of February 26, 1999.

As of February 26, 1999, there were 2,873,906 outstanding shares of the Capital Stock of the Registrant.

         	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the year ended December 31, 1998 are incorporated by reference into Part III.

Portions of the Form 10-K of First Indiana Corporation for the year ended December 31, 1998 are incorporated by reference into Part I.
                                      	-1-

                          	THE SOMERSET GROUP, INC.

                                 	INDEX

                                 	PART I

Item 1.		Business . . . . . . . . . . . . . . . . . . . . .   		3

Item 2.		Properties . . . . . . . . . . . . . . . . . . . .   		4

Item 3.		Legal Proceedings . . . . . . . . . . . . . . . . .  		4

Item 4.		Submission of Matters to a Vote of
Security Holders . . . . . . . . . . . . . . . . . . . .. . . 		4


	PART II

Item 5.		Market for the Registrant's Common Equity
and Related Security Holder Matters . . . . . . . . . . .. .	..	4

Item 6.		Selected Financial Data . . . . . . . . . . . . . . .		4

Item 7.		Management's Discussion and Analysis of Results of
         Operations and Financial Condition and Liquidity. .  		4

Item 8.		Financial Statements and Supplementary Data . . . . .		4

Item 9.		Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure .  . . . . .  		4


	PART III

Item 10.	Directors and Executive Officers of the Registrant . 		5

Item 11.	Executive Compensation . . . . . . . . . . . . . . . 		6

Item 12.	Security Ownership of Certain Beneficial
Owners and Management  . . . . . . . . . . . . . . . . . . . .		6

Item 13.	Certain Relationships and Related Transactions  . . . 	6


	PART IV

Item 14.	Exhibits, Financial Statement Schedules,
and Reports on Form 8-K . .. . . . . . . . . . . . . . . . . .		6

Signatures . .. . . . . . . . . . . . . . . . . . . . . . . . 		7

	PART I
ITEM 1 - BUSINESS

General Description of Business
The Somerset Group, Inc. (The "Company" or "Registrant"), is a nondiversified, unitary savings and loan holding company. Its major asset is a 21.7% ownership interest in First Indiana Corporation ("First Indiana"), which owns 100% of First Indiana Bank (the "Bank"). The Company operates First Indiana Investor, which market insurance and investment products primarily to Bank customers.

As a result of a merger on January 20, 1998 with Whipple & Company P.C. ("Whipple"), a division of the Company, Somerset Financial Services provides tax accounting, health care consulting, investment and wealth management, and management consulting services.

Financial Information About Business Segments
Described below are the operations of the Company's segments. Financial information about the segments is incorporated by reference to Note 10 of the Notes to Consolidated Financial Statements on page 28 of this report.

Narrative Description of Business

I. Insurance and Investment Products Segment
The Company sells insurance and non-insured investment products through two divisions: First Indiana Insurance Services and First Indiana Investor Services. First Indiana Insurance Services products consist of tax-deferred fixed-rate annuities, life insurance, and property and casualty insurance. First Indiana Investor Services products consist primarily of mutual funds and variable-rate annuities. These products are marketed to customers of First Indiana Bank and to the general public in the state of Indiana. Revenue from this segment consists of commissions from the insurance companies and the broker/dealer represented.

II.  Financial Services Segment
The Company's former Somerset Wealth Management division was merged with Whipple on January 20, 1998. The merged operations formed a new division, Somerset Financial Services. This division offers a wide array of financial consulting services that includes tax planning and preparation, retirement and estate planning, investment and wealth management, health care consulting, and computer network design and support. Revenue of this segment is on a fee-only basis, with no revenue from the sale of products.

III.  Information Technology Segment
On January 5, 1999, the Company formed an information technology segment by merging the computer network design and support department of Somerset Financial Services with assets and business purchased from two information technology companies and formed a 100% owned subsidiary, Paradym Technologies, Inc. ("Paradym"). Paradym will provide information technology consulting to the general public. Services include network design and support, corporate internet access, design of web based processing systems, and design and installation of surveillance and security systems.

IV.  Banking Segment
Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated into this Report by reference to Item 1 of the 1998 Report on Form 10-K for First Indiana Corporation for the year ended December 31, 1998, filed separately under Commission file number 0-14354.





ITEM 2 - PROPERTIES
The Registrant's property consists of office equipment and furniture in leased office space. The leased office space consists of 1,244 square feet located at Suite 2800, First Indiana Plaza, Indianapolis, Indiana, 1,200 square feet located at 10044 E. Washington Street, Indianapolis, Indiana, and 16,657 square feet located at 8425 Woodfield Crossing Blvd., Indianapolis, Indiana.

ITEM 3 - LEGAL PROCEEDINGS
Information relative to this item is incorporated into this Report by reference to Note 13 of the Notes to Consolidated Financial Statements, on page 33 of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the final quarter of the fiscal period covered by this report.

	PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS This information is set forth under the caption "Market for the Company's Common Stock" on page 9 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA
This information is set forth under the caption "Selected Financial Data" on page 9 of this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND LIQUIDITY
This information is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity" on pages 10 through 14 of this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information is contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 15 through 33 of this Report. Information on the Registrant's bank affiliate, First Indiana, is incorporated by reference to Item 8 of the 1998 Report on Form 10-K for First Indiana, filed separately under Commission file number 0-14354.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Registrant had no changes in and no disagreements with its accountants regarding accounting and financial disclosure.
                                      	-4-




                                    	PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
Information regarding Directors of the Registrant is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 21, 1999, under the caption "Proposal No. 1: Election of Directors", filed separately under Commission file number 0-14227.

Executive Officers

Name		                    		Office Held	       	Relationship	          	Age
Robert H. McKinney         	Chairman	         	Father of President      	73
                            and Director     		and Vice President

Marni McKinney 	           	President, CEO	   	Daughter of		            	42
                            and Director	     	Chairman

Joseph M. Richter	         	Executive Vice President  	None	        	    56
                            Finance and Treasurer

Robert S. Kaspar	          	Executive Vice President   	None	       	    40
                            Business Development

Patrick J. Early	          	President of Somerset     		None	          		41
                            Financial Services Division

The term of office for all officers of the Registrant continues until the first meeting of the Board of Directors following the Annual Meeting of Shareholders on April 21, 1999.

A brief account of the business experience of each Executive Officer during the past five years is as follows:

Robert H. McKinney - Chairman of the Registrant; Chairman and Chief Executive Officer of First Indiana Corporation; Chairman of the Executive Committee of First Indiana Bank; Chief Executive Officer until May 1992; retired Partner of Bose McKinney & Evans, attorneys; a Director of First Indiana Corporation; Chairman, Federal Home Loan Bank Board (1977-1979).

Marni McKinney - President, Chief Executive Officer, and a Director of the Registrant; Chairman and a Director of First Indiana Corporation and First Indiana Bank; formerly Vice Chairman (1992 - 1998), Chief Operating Officer of the Registrant (1992 - 1995); formerly Vice President and Director of Strategic Planning of First Indiana Bank.

Joseph M. Richter - Executive Vice President, Finance and Treasurer of the Registrant. Formerly, Executive Vice President, CFO and Treasurer (1990 - 1997) Robert S. Kaspar - Executive Vice President, Business Development; formerly President of Somerset Wealth Management, a former division (1997 - 1998); formerly President and Director of Irwin Union Investor Services, a subsidiary of Irwin Financial Corporation (1990 - 1996).

Patrick J. Early - President of Somerset Financial Services, a Division of the Corporation; formerly, President of Whipple & Company, P.C.; Certified Public Accountant, Certified Financial Planner and Personal Financial Specialist.

ITEM 11 - EXECUTIVE COMPENSATION

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 21, 1999, under the caption "Compensation of Directors and Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 21, 1999, under the caption "Voting Securities and Principal Holders Thereof".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 21, 1999, under the caption "Certain Transactions".

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

        	3.		Exhibits - The following exhibits are attached to this Form 10-K.

          Exhibit
          Number    	Exhibit
     		     3	      	Amended Articles of Incorporation and Amended and Restated
                     By-laws thereto.

         		22      		Subsidiaries of the Registrant.

         		23      		Definitive Proxy Statement for Annual Meeting of
                     Shareholders to be held April 21, 1999.

         		24	      	Consent of Independent Certified Public Accountants, of
                     report dated February 6, 1998, for incorporation into Form
                     S-8 registration statement.

         		99      		First Indiana Corporation's Form 10-K for the year ended
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

	THE SOMERSET GROUP, INC.

By 	s/ Robert H. McKinney                                      			3/17/99
Robert H. McKinney, Chairman


By	s/ Marni McKinney                                           			3/17/99
Marni McKinney, President and
Principal Executive Officer

By	s/ Joseph M. Richter                                        			3/17/99
Joseph M. Richter, Executive Vice
President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signatures					                      	Title				                   		Date
s/ Robert H. McKinney     		Director, Chairman	                  		3/17/99
Robert H. McKinney

s/ Marni McKinney          	Director, President               	     3/17/99
Marni McKinney            		and Principal Executive Officer

s/ Kevin K. McKinney       	Director and Vice President           		3/17/99
Kevin K. McKinney

s/ H. J. Baker             	Director                             			3/17/99
H. J. Baker

s/ Patrick J. Early       		Director                            				3/17/99
Patrick J. Early

s/ William L. Elder       		Director                            				3/17/99
William L. Elder

s/ Douglas W. Huemme        Director                            				3/17/99
Douglas W. Huemme

s/Malcolm A. Leslie       		Director                            				3/17/99
Malcolm A. Leslie

s/Gary L. Light           		Director                            				3/17/99
Gary L. Light

s/ Michael L. Smith       		Director                            				3/17/99
Michael L. Smith
                                      	-7-






                           	THE SOMERSET GROUP, INC.

                  	Form 10-K for the Year Ended December 31, 1998 Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c)

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

     Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Schedules of the Registrant and its subsidiaries, required to be included in Items 5, 6, 7, 8, 14(a) (1) and (2), and 14(c) are listed below:

                                                                 Page
MARKET FOR THE REGISTRANT'S COMMON STOCK					                    	9

SELECTED FINANCIAL DATA                                 										9

MANAGEMENT'S DISCUSSION AND ANALYSIS						                      	10

FINANCIAL STATEMENTS:

-	Independent Auditors' Report                          						  	16

- Consolidated Statements of Income for the years ended
-    December 31, 1998 1997 and 1996	                           	17


-	Consolidated Balance Sheets as of December 31, 1998 and 1997			18

- Consolidated Statements of Shareholders' Equity for the years
-    ended December 31, 1998, 1997, and 1996		          	      		19

- Consolidated Statements of Cash Flows for the years ended
-    December 31, 1998 1997 and 1996                			      	 		20

- Notes to Consolidated Financial Statements 	              					21

- Summarized Consolidated Statements of Subsidiary, Not
-    Consolidated with Registrant                   					      		34

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

