Form 10-Q
period 1999-03-31
SOMERSET GROUP INC
filed 1999-05-12
CIK 789792

THE SOMERSET GROUP, INC.       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                  		Three Months Ended
		                                                        March 31,
                                                      	1999 	      	1998
Revenue and Income:
  Fees and commissions	                           $3,600,000  		$2,498,000
  Equity in earnings of First Indiana Corporation	 1,006,000     		950,000
  Investment income	                                  62,000      		89,000
                                                   ---------     ---------
    Total revenue and income	                      4,668,000   		3,537,000

Operating Expenses:
  Salaries, wages, commissions and benefits        1,875,000  		 1,511,000
  General and administrative expenses	               441,000     		193,000
  Occupancy expenses	                                102,000      		79,000
  Advertising and marketing	                          46,000      		29,000
  Depreciation and amortization	                      72,000      		66,000
  Interest expense	                                     ---        		4,000
  Merger expenses	                                      ---	    	  163,000
                                                   ---------     ---------
    Total operating expenses	                      2,536,000   		2,045,000
                                                   ---------     ---------

Income before income taxes and cumulative
 effect of changes in accounting principle 								2,132,000					1,492,000

Income tax expense	                                  726,000     		480,000
                                                   ---------     ---------
Income before cumulative effect of change in
  accounting principle	                            1,406,000   		1,012,000
Cumulative effect of change in accounting
  principle, net                                   	(115,000) 	      ---
                                                    --------     ---------
Net Income	                                       $1,291,000  		$1,012,000
                                                   =========     =========

Net income per share:
     Basic:
       Income before cumulative effect of change
        in accounting principle                       	$.49	        	$.35
Cumulative effect of change in accounting
          principle	                                   (.04)		         --
                                                        ---           ---
	                                                      $.45        		$.35
                                                        ===           ===
     Diluted:
      Income before cumulative effect of change
        in accounting principle 	                      $.48	        	$.34
      Cumulative effect of change in accounting
        principle	                                     (.04)		         --
                                                        ---           ---
	                                                      $.44	        	$.34
                                                        ===           ===

Average Shares Outstanding:
     Basic 	                                      2,879,917  		 2,899,097
     Diluted	                                     2,920,560   		2,973,386


                                                -2-

See accompanying Notes to Condensed Consolidated Financial Statements.