Form 10-Q
period 1999-06-30
SOMERSET GROUP INC
filed 1999-08-11
CIK 789792

"THE SOMERSET GROUP, INC.       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	                                       	Three Months Ended		Six Months Ended
                                             		       June 30, 				June 30,

	                                               1999         	1998      	  	1999          1998
Revenue and Income:
  Fees and commissions	                    $1,977,000  		$1,636,000  		$5,577,000  		$4,134,000
  Equity in earnings of First Indiana Corp.	1,095,000   		  997,000 		  2,101,000  	  1,947,000
  Investment income	                           31,000      		84,000      		93,000  	   	173,000
                                            ---------     ---------     ---------     ---------
    Total revenue and income	               3,103,000  	 	2,717,000  		 7,771,000   		6,254,000

Operating Expenses:
  Salaries, wages, commissions and benefits 1,821,000  		 1,417,000  		 3,696,000   		2,928,000
  General and administrative expenses        	282,000       326,000     		723,000     	 519,000
  Occupancy expenses                        	 101,000     		 88,000     	 203,000  	  	 167,000
  Advertising and marketing	                   36,000     		 46,000     		 82,000  	   	 75,000
  Depreciation and amortization	               74,000     		 72,000    		 146,000  	  	 138,000
  Interest expense	                                 0	           	0	           	0		       4,000
 Merger expenses	                                   0           		0           		0		     163,000
                                             --------      --------     ---------     ---------
    Total operating expenses	               2,314,000  		 1,949,000  		 4,850,000  		 3,994,000
                                            ---------     ---------     ---------     ---------

Income before income taxes and cumulative
  effect of change in accounting principle	   789,000    		 768,000  		 2,921,000  		 2,260,000

Income tax expense	                           195,000    		 198,000    		 921,000  	  	 678,000
                                              -------       -------     ---------      --------
Income before cumulative effect of change
  in accounting principle 	                   594,000       570,000  		 2,000,000  		 1,582,000
Cumulative effect of change in
  accounting principle, net                         0           		0   		 (115,000) 	         	0
                                              -------       -------     ---------      --------
Net Income	                                  $594,000   		 $570,000    $1,885,000  	 $1,582,000
																					                         =======       =======     =========     =========
Net income per share:
     Basic:
   Income before cumulative effect of change
    in accounting principle                    	$.21	        	$.20         		$.70	        	$.55
Cumulative effect of change in
   accounting principle                           	0	           	0         		(.04)	          	0
                                                 ----          ---            ---           ---
                                               	$.21        		$.20        	 	$.66	        	$.55

     Diluted:
   Income before cumulative effect of change
    in accounting principle                    	$.21        		$.19         		$.69		        $.53
   Cumulative effect of change in
    accounting principle                          	0	           	0         		(.04)		          0
                                                 ---           ---            ---           ---
                                                $.21        		$.19         		$.65	     	   $.53
Average Shares Outstanding:
     Basic 	                               2,814,856  		 2,905,698  	 	 2,847,387  		 2,902,398
    Diluted	                               2,848,990  		 2,973,821   		 2,884,775  		 2,973,604


                                                          	-2-

See accompanying Notes to Condensed Consolidated Financial Statements.