Form 10-Q
period 1999-09-30
SOMERSET GROUP INC
filed 1999-11-12
CIK 789792

THE SOMERSET GROUP, INC.        CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	                                             	Three Months Ended		   		Nine Months Ended
		                                                September 30, 	      			September 30,
                                         	        1999      		1998		      1999	    	  1998
Revenue and Income:	                               	unaudited		          		unaudited
  Fees, commissions, and investment income    2,001,000   1,673,000   7,671,000   5,980,000
  Equity in earnings of First Indiana Corp.  	1,460,000   1,081,000   3,561,000  	3,028,000
                                              ---------   ---------   ---------   ---------
    Total revenue and income	                 3,461,000   2,754,000  11,232,000 	 9,008,000

Operating Expenses:
  Salaries, wages, commissions and benefits   1,890,000   1,430,000   5,586,000   4,358,000
  General and administrative expenses	          260,000     253,000  		 983,000  		 772,000
  Occupancy expenses	                           114,000  		  91,000  		 317,000  		 258,000
  Advertising and marketing	                     69,000  		  46,000  		 151,000  		 121,000
  Depreciation and amortization	                 83,000  		  68,000  		 229,000  		 206,000
  Interest expense                                   	0	         	0		         0		     4,000
  Merger expenses	                                    0	         	0	         	0 	   163,000
                                              ---------   ---------   ---------   ---------
    Total operating expenses	                 2,416,000  	1,888,000   7,266,000   5,882,000

Income before income taxes and cumulative effect
 of change in accounting principle	           1,045,000  		 866,000  	3,966,000  	3,126,000
Income tax expense	                             286,000  		 238,000  	1,207,000   		916,000
                                               --------     -------   ---------    --------
Income before cumulative effect of change
  in accounting principle	                      759,000  		 628,000   2,759,000 		2,210,000
Cumulative effect of dchange in accounting
  principle	                                          0 		        0 		 (115,000) 		       0
                                               --------     -------   ---------    --------
Net Income	                                    $759,000  		$628,000  $2,644,000		$2,210,000
																				                            =======     =======   =========   =========
Net income per share:
     Basic:
       Income before cumulative effect of change
       in accounting principle                    	$.27	      	$.22      		$.97		      $.76
       Cumulative effect of change in accounting
         principle	                                   0		         0	      	(.04)		        0
                                                    ---         ---         ---         ---
                                                  	$.27		      $.22		      $.93		      $.76
                                                    ===         ===         ===         ===

     Diluted:
       Income before cumulative effect of change
       in accounting principle	                    $.27		      $.21		      $.96		      $.74
       Cumulative effect of change in accounting
         principle                                   	0		         0		      (.04)		        0
                                                    ---         ---         ---         ---
                                                  	$.27		      $.21		      $.92		      $.74
                                                    ===         ===         ===         ===

Average Shares Outstanding:
     Basic 	                                  2,790,550   2,899,633   2,828,441   2,901,476
     Diluted	                                 2,853,503  	2,959,547   2,874,351  	2,968,918

                                           -2-
See accompanying Notes to Condensed Consolidated Financial Statements.