Form 10-K
period 1999-12-31
SOMERSET GROUP INC
filed 2000-03-20
CIK 789792

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-K


[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 - For the fiscal year ended December 31, 1999.
                                          or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                            Commission File Number: 0-14227

                                THE SOMERSET GROUP, INC.
                                ------------------------
                  (Exact name of registrant as specified in its charter)
INDIANA                                                               35-1647888
--------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                            Identification Number)

135 N. Pennsylvania Street, #2800, Indianapolis, IN                    46204
---------------------------------------------------
(Address of principal executive offices)                             (Zip Code)
Registrant's telephone number, including area code: 317/269-1285
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common stock without par value

Name of each exchange on which registered
Over-the-counter: NASDAQ National Market System

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $53,628,508 as of March 3, 2000.

As of March 3, 2000, there were 2,804,105 outstanding shares of the Capital Stock of the Registrant.

         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the year ended December 31, 1999 are incorporated by reference into Part III.

Portions of the Form 10-K of First Indiana Corporation for the year ended December 31, 1999 are incorporated by reference into Part I.

                         THE SOMERSET GROUP, INC.


                                 INDEX

                                 PART I

Item 1.Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 3.Legal Proceedings .. . . . . . . . . . . . . . . . . . . . . . . .4

Item 4.Submission of Matters to a Vote of
       Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .4


                                 PART II

Item 5.Market for the Registrant's Common Equity
       and Related Security Holder Matters  . . . . . . . . . . . . . . .4

Item 6.Selected Financial Data  . . . . . . . . . . . . . . . . . . . . .4

Item 7.Management's Discussion and Analysis of Results of Operations
       and Financial Condition and Liquidity. . . . . . . . . . . . . . .4


Item 8.Financial Statements and Supplementary Data. . . . . . . . . . . .4

Item 9.Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure . . . . . . . . . . . . . .4


                                 PART III

Item 10.Directors and Executive Officers of the Registrant. . . . . . . .5

Item 11.Executive Compensation. . . . . . . . . . . . . . . . . . . . . .6

Item 12.Security Ownership of Certain Beneficial
        Owners and Management . . . . . . . . . . . . . . . . . . . . . .6

Item 13.Certain Relationships and Related Transactions. . . . . . . . . .6


                                  PART IV

Item 14.Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .6

        Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .7

                                 PART I
ITEM 1 - BUSINESS

General Description of Business
-------------------------------
The Somerset Group, Inc. (The "Company" or "Registrant")is a comprehensive financial services company offering a number of specialty consulting and advisory services and investment and insurance products to the general public. The Company is also a non-diversified, unitary savings and loan holding company with an ownership interest of 22.0% in First Indiana Corporation ("First Indiana"), which owns 100% of First Indiana Bank ("the Bank").

Financial Information About Business Segments
---------------------------------------------
Described below are the operations of the Company's segments. Financial information about the segments is incorporated by reference to Note 11 of the Notes to Consolidated Financial Statements on pages 31 and 32 of this report.

                         Narrative Description of Business

I. Insurance and Investment Products Segment
--------------------------------------------
The Company sells insurance and non-insured investment products through two divisions: First Indiana Insurance Services and First Indiana Investor Services. First Indiana Insurance Services?products consist of tax-deferred fixed-rate annuities, life insurance, and property and casualty insurance. First Indiana Investor Services?products consist primarily of mutual funds and variable-rate annuities. These products are marketed to customers of First Indiana Bank and to the general public in the state of Indiana. Revenue from this segment consists of commissions from the insurance companies and the broker/dealer represented.

II.  Financial Services Segment
-------------------------------
The Company's Somerset Financial Services division offers a wide array of financial consulting services that includes tax planning and preparation, retirement and estate planning, investment and wealth management, health care consulting, and computer network design and support. Revenue of this segment is primarily on a fee-only basis.

III.  Information Technology Segment
------------------------------------
On January 5, 1999, the Company formed an information technology segment by merging the computer network design and support department of Somerset Financial Services with assets and business purchased from two information technology companies and formed a 100% owned subsidiary, Paradym Technologies, Inc. ("Paradym"). Paradym provides information technology consulting to the general public. Services include network design and support, corporate internet access, and design of web-based processing systems.

IV.  Banking Segment
--------------------
Information on the Registrant's bank affiliate, First Indiana Corporation, is incorporated into this Report by reference to Item 1 of the 1999 Report on Form 10-K for First Indiana Corporation for the year ended December 31, 1999, filed separately under Commission file number 0-14354.

ITEM 2 - PROPERTIES
-------------------
The Registrant's property consists of office equipment and furniture in leased office space. The leased office space consists of 1,244 square feet located at Suite 2800, First Indiana Plaza, Indianapolis, Indiana, 1,200 square feet located at 10044 E. Washington Street, Indianapolis, Indiana, 22,616 square feet located at 8425 Woodfield Crossing Blvd., Indianapolis, Indiana, and 3,645 square feet located at 2511 E. 46th Street, Indianapolis, Indiana.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
Information relative to this item is incorporated into this Report by reference to Note 14 of the Notes to Consolidated Financial Statements, on page 37 of this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to a vote of security holders during the final quarter of the fiscal period covered by this report.

                                      PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
------------------------------------------------------------------------------
         MATTERS
         -------
This information is set forth under the caption "Market for the Company's Common Stock" on page 9 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
This information is set forth under the caption "Selected Financial Data" on page 9 of this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
         FINANCIAL CONDITION AND LIQUIDITY
         ---------------------------------
This information is set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity" on pages 10 through 16 of this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
This information is contained in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 18 through 21 of this Report. Information on the Registrant's bank affiliate, First Indiana, is incorporated by reference to Item 8 of the 1999 Report on Form 10-K for First Indiana, filed separately under Commission file number 0-14354.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
The Registrant had no changes in and no disagreements with its accountants regarding accounting and financial disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors
---------
Information regarding Directors of the Registrant is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 26, 2000, under the caption "Proposal No. 1: Election of Directors", filed separately under Commission file number 0-14227.

Executive Officers
------------------
Name                          Office Held        Relationship               Age
-----                         -----------        ------------               ---
Robert H. McKinney            Chairman           Father of President         74
                              and Director       and Vice President

Marni McKinney (1)            President, CEO     Daughter of                 43
                              and Director       Chairman

Joseph M. Richter             Executive Vice President   None                57
                              Finance and Treasurer

Robert S. Kaspar (2)          Executive Vice President   None                41
                              Business Development

Patrick J. Early (1)          President of Somerset      None                42
                              Financial Services Division


(1) Effective January 16, 2000, Ms. McKinney became Vice Chairman and Chief Executive Officer of the Company, and Mr. Early became President and Chief Operating Officer. These two officers held the offices shown in the table during 1999.

(2) Mr. Kaspar resigned to pursue other opportunities effective January 16, 2000.


The term of office for all officers of the Registrant continues until the first meeting of the Board of Directors following the Annual Meeting of Shareholders on April 26, 2000.

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

Joseph M. Richter - Executive Vice President, Finance and Treasurer of the Registrant. Formerly, Executive Vice President, CFO and Treasurer (1990 - 1997).

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

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 26, 2000, under the caption "Compensation of Directors and Executive Compensation".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 26, 2000, under the caption "Voting Securities and Principal Holders Thereof".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Information relative to this item is incorporated into this Report by reference to the definitive proxy statement of the Registrant for the Annual Meeting of Shareholders to be held April 26, 2000, under the caption "Certain Transactions".

                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------
   (a) 1. The financial statements listed in the accompanying Index to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Financial Statement Schedules are filed as part of this report.

       2. The financial statement schedules listed in the accompanying Index to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity, Financial Statements and Financial Statement Schedules are filed as part of this report.

       3.   Exhibits - The following exhibits are attached to this Form 10-K.

            Exhibit
            Number   Exhibit
               3     Amended Articles of Incorporation and Amended and Restated
                     By-laws thereto.
      21    Subsidiaries of the Registrant.
      22    Definitive Proxy Statement for Annual Meeting of Shareholders
            to be held April 26, 2000.
      23    Consent of Independent Certified Public Accountants, of report dated March 20, 2000, for incorporation into Form S-8 registration statement.
      99    First Indiana Corporation's Form 10-K for the year ended
            December 31, 1999.

     All other exhibits are not attached since they are not applicable to the
     Registrant:

   (b) Reports on Form 8-K.
   (c) Financial Statement Schedules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SOMERSET GROUP, INC.

By         s/ Robert H. McKinney                                        3/15/00
              Robert H. McKinney, Chairman


By         s/ Marni McKinney                                            3/15/00
              Marni McKinney, President and
              Principal Executive Officer

By         s/ Joseph M. Richter                                         3/15/00
              Joseph M. Richter, Executive Vice
              President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated.

Signatures                       Title                                   Date
s/ Robert H. McKinney           Director, Chairman                      3/15/00
   Robert H. McKinney

s/ Marni McKinney               Director, President                     3/15/00
   Marni McKinney               and Principal Executive Officer

s/ Kevin K. McKinney            Director and Vice President             3/15/00
   Kevin K. McKinney

s/ Patrick J. Early             Director                                3/15/00
   Patrick J. Early

s/ William L. Elder             Director                                3/15/00
   William L. Elder

s/ Douglas W. Huemme            Director                                3/15/00
   Douglas W. Huemme

s/Malcolm A. Leslie             Director                                3/15/00
  Malcolm A. Leslie

s/Gary L. Light                 Director                                3/15/00
  Gary L. Light

s/ Michael L. Smith             Director                                3/15/00
   Michael L. Smith

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

                                                                           Page
MARKET FOR THE REGISTRANT'S COMMON STOCK                                     9

SELECTED FINANCIAL DATA                                                      9

MANAGEMENT'S DISCUSSION AND ANALYSIS                                        10

FINANCIAL STATEMENTS:

-    Independent Auditors' Report                                           18

-    Consolidated Statements of Income for the years ended December 31,
     1999, 1998, and 1997                                                   19

-    Consolidated Balance Sheets as of December 31, 1999 and 1998           20

-    Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998, and 1997                                                   21

-    Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1999, 1998, and 1997                                      22

-    Notes to Consolidated Financial Statements                             23

-    Summarized Consolidated Statements of Subsidiary, Not Consolidated
     with Registrant                                                        38


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

THE SOMERSET GROUP, INC. -- FINANCIAL HIGHLIGHTS

SELECTED FINANCIAL DATA (1)
(Dollars in thousands except per share amounts)


                                                      Years Ended December 31,
                                                  1999    1998    1997    1996    1995
                                                ----------------------------------
Fees, commissions and investment income        $10,317  $7,656  $7,242  $6,532  $5,099
Equity in earnings First Indiana                 4,986   4,130   3,883   3,003   3,938
Gross profit construction operations (2)           --      --      --      --    1,649
Income from operations before income taxes       5,141   4,001   3,567   3,123   5,571
Net income (3)                                   3,392   2,865   2,536   2,145   3,355
Net income per share - basic (4)                  1.20     .99     .87     .75    1.16
Net income per share - diluted (4)                1.18     .97     .86     .73    1.15


                                                          December 31,
                                                  1999    1998    1997    1996    1995
Working capital                                 $2,804  $5,795  $6,251  $5,998  $9,146
Carrying value investment First Indiana         39,010  36,104  32,406  29,746  27,549
Market value investment First Indiana           59,997  55,169  68,515  48,470  38,882
Total assets                                    47,309  44,773  42,460  39,718  40,188
Long-term debt                                     --      --       30      44   2,500
Total liabilities                               10,938   9,310   9,000   8,121  10,429
Shareholders' equity                            36,371  35,463  33,460  31,597  29,759
Cash dividends per share (4)                       .20     .18     .18     .16    .128
Book value per share (4)                         12.97   12.26   11.55   10.91   10.41


(1) All historical amounts have been restated for a merger that occurred January 20, 1998.
(2) The construction operations were sold in June 1995.
(3) 1999 net income was reduced $115 for the cumulative effect of a change in accounting principle.
(4) Per share amounts have been adjusted for five-for-four stock splits that were effective February 26, 1997 and February 29, 1996.



MARKET FOR THE COMPANY'S COMMON STOCK
The Company's common stock trades on the NASDAQ National Market System under the symbol SOMR. The quarterly range of prices for the Company's common stock for the years ended December 31, 1999 and 1998 is presented below:

                                        1999                 1998
                                  ---------------    -----------------
           Quarter                  High      Low       High       Low
     -----------------------------------------------------------------
     First - ended March 31,     $17.125   $15.75    $25.625   $19.250
     Second - ended June 30,     $20.125  $14.625    $24.250   $21.000
     Third - ended September 30, $22.50   $19.188    $25.000   $17.875
     Fourth - ended December 31, $19.75   $17.75     $18.875   $15.750

As of March 3, 2000, there were 196 shareholders of record and approximately 850 beneficial owners.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company earned $3,392,000 in 1999, compared with $2,865,000 in 1998 and $2,536,000 in 1997. Net income for 1999 included a non-recurring charge against net income of $115,000, representing the cumulative effect of a change in accounting principle. Excluding this non-recurring charge, 1999 earnings were $3,507,000. Earnings for 1999 of $3,392,000 represented an 18.4% increase over 1998 earnings and a 33.8% increase over 1997 earnings. Earnings, excluding the non-recurring charge of $3,507,000, represented a 22.4% increase over 1998 earnings and a 38.3% increase over 1997 earnings.

Net income per diluted share for 1999 of $1.18 represented a 22% increase over the $.97 earned in 1998 and a 37% increase over the $.86 earned in 1997.
Income before cumulative effect of change in accounting principle per diluted share for 1999 of $1.22 represented a 26% increase over the $.97 earned in 1998 and a 42% increase over the $.86 earned in 1997.

The change in accounting principle was the adoption on January 1, 1999 of the American Institute of Certified Public Accountants Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 required the Company to charge to expense costs of start-up activities, including organization costs, which had been capitalized in prior periods.

REVENUE AND INCOME

The increases in earnings were a result of a 30% increase in revenue and equity income during 1999 that reached $15,303,000, compared with $11,786,000 in 1998. The $15,303,000 represented a 38% increase over the $11,125,000 recorded in 1997.

The three components of revenue and income consist of fees and commissions, investment income, and equity in earnings of First Indiana Corporation.
Fees and commissions and investment income represent the Company's direct operations in the financial services industry. During 1999 operations consisted of three entities: Somerset Financial Services, Paradym Technologies, Inc., and First Indiana Investor Services. The other component of revenue and income, equity in earnings of First Indiana Corporation, represents the Company's ownership percentage (22% at December 31, 1999) of the net income of First Indiana Corporation.

Fee income is generated by Somerset Financial Services and Paradym
Technologies, Inc. ("Paradym"). Somerset Financial Services was formed in 1998 as a result of a merger with Whipple & Company P.C. ("Whipple"), a certified public accounting firm. Paradym, an information technology company, was formed in 1999 by combining the Company's existing information technology resources with resources acquired from two other companies. Services provided by these two entities are paid for primarily on an independent consulting fee basis, either as a flat fee or on an hourly basis. Commission income is primarily generated by First Indiana Investor Services, which is an independent insurance agency and a representative for an investment broker/dealer, and it receives its compensation as a percentage of the insurance or investment products sold. Investment income is income generated from the Company's own investment portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company completed a merger with McGee, Rice & Wheat, Inc. ("MRW"), a certified public accounting firm on September 1, 1999. The merger was accounted for as a purchase, and the operations of MRW were combined with Somerset Financial Services.

The results of MRW are included in consolidated financial results commencing on the date of the merger.

FEES, COMMISSIONS, AND INVESTMENT INCOME

Revenue from fees, commissions, and investment income for the three years ended December 31, 1999 were as follows:

                                   1999          1998          1997
                               -------------------------------------
Fee revenue                  $ 9,115,000    $6,386,000    $5,765,000
Commission revenue             1,113,000       941,000     1,084,000
                              ----------     ---------     ---------
                              10,228,000     7,327,000     6,848,000
Investment income                 89,000       329,000       393,000
                              ----------     ---------     ---------
                             $10,317,000    $7,656,000    $7,242,000
                              ==========     =========     =========

Revenue from fees and commissions during 1999 of $10,228,000 represented an increase of 40% over 1998 revenue of $7,327,000, and a 49% increase over 1997 revenue of $6,848,000. Paradym Technologies, Inc., the Company's information technology company formed early in 1999, contributed $1,398,000 of the increase, or 19% of the total increase. Paradym achieved positive financial results during its initial year of operation. The level of client services provided was above expectations partially due to clients' computer preparations for the Year 2000 (referred to as Y2K). Increased fee income for tax consulting and preparation, health care consulting, and investment and wealth management were the service specialties primarily responsible for the remainder of the increase in fee revenue. The increase came as a result of adding new clients throughout the year and also from an increase in the number of services provided to existing clients.

Commission revenue from the sale of insurance and investment products for 1999 increased $172,000, or 18% compared to 1998, and 3% compared to 1997. The turnaround in revenue occurred primarily from increased sales of mutual funds and fixed annuity insurance contracts. Increased sales resulted from the introduction of new products into our portfolio offerings, concentrated marketing efforts within the branch banking system of First Indiana Bank, and an expansion of marketing efforts to existing clients and non-bank related clients.

Investment income decreased in each of the three years primarily from a decrease in the average amount of net cash available for investments.
During 1999 the investment portfolio was liquidated at a loss of $124,000, which further reduced investment income for the year. The investment portfolio consisted primarily of fixed rate bonds, which would have continued to decline in value as interest rates continued to increase. The funds generated from the liquidation were primarily used to fund the merger with McGee, Rice & Wheat, Inc., and for a stock repurchase program.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

EQUITY IN EARNINGS OF FIRST INDIANA CORPORATION
The Company's equity in earnings of First Indiana Corporation ("First Indiana") of $4,986,000 was 20.7% above 1998 and 28.4% above the amount for 1997. First Indiana posted record earnings in 1999 while sustaining asset growth. Total assets increased 10.2% and amounted to $2.0 billion compared to $1.8 billion at December 31, 1998. This growth in assets followed an 11.3% increase in 1998 over year-end 1997 of $1.8 billion, compared to $1.6 billion at December 31, 1997.

First Indiana's return on average equity for 1999 was 13.4%, compared with 12.0% in 1998, and 12.2% in 1997.

Growth in loans and lower-cost deposits contributed to First Indiana's net interest margin. The margin was 3.92% for the year ended December 31, 1999, compared with 3.88% in 1998, and 4.39% in 1997. The average interest rate spread, the primary factor in computing net interest margin, was 3.28% for 1999, compared with 3.16% in 1998, and 3.70% in 1997.

During the third quarter of 1999, First Indiana completed two significant events that affected earnings. The first was the sale of its Evansville division, which allowed the Bank to focus resources in Central Indiana, the fastest-growing region of the state. The second was that the Bank exited the traditional mortgage banking business in favor of originating mortgages for relationship customers.

Loans outstanding grew $155 million, or 10% when compared to the end of 1998, bringing total loans outstanding to $1.7 billion, compared with $1.5 billion at the end of 1998, and $1.4 billion at year-end 1997. Business loans grew 32%, consumer loans increased 16%, and residential construction loans grew 27%.

Excluding Evansville and jumbo deposits, total deposits grew 12% during 1999 to $1.0 billion, from $904 million at the end of 1998. The growth primarily occurred in checking accounts and passbook savings accounts.

Total non-interest income increased 19% in 1999 to $27.0 million, from $22.7 million in 1998, and $17.0 million in 1997. The sale of deposits of the Evansville division contributed $7.6 million to non-interest income.

First Indiana's loan losses as a percentage of outstanding loans decreased primarily due to reduced consumer and construction loan charge-offs. Net charge-offs amounted to $6.4 million, $6.5 million, and $7.1 million in 1999, 1998, and 1997, respectively. The allowance for loan losses increased to $28.8 million at December 31, 1999, or 163% of non- performing loans at year-end.

For a more detailed discussion of the Results of Operations of First Indiana Corporation, please refer to the Form 10-K of First Indiana Corporation, filed with the Securities and Exchange Commission under File Number 0-14354.

OPERATING EXPENSES
Operating expenses of $10,162,000 for 1999 represented a 31% increase over the $7,785,000 expended in 1998, and were 35% above such operating expenses of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS

As a percentage of revenue and income, the $10,162,000 incurred in 1999 was 66% (a 34% margin), one percentage point higher than in 1998, excluding one-time merger costs incurred in 1998 (a 35% margin), and two percentage points lower than the 68% ratio (a 32% margin) of 1997.

Generally, the major reason for the increase in operating expenses was the continued growth of the Company as evidenced by the 30% increase in revenue and income. The 1999 amount included expenses for the first time of the newly formed information technology subsidiary, Paradym Technologies, Inc., the merged operations of McGee, Rice & Wheat, Inc., and added staff and other costs to support the increase in fees and commissions from operations contained in all three years. The percentage improvements of 1999 and 1998, compared with 1997, are indicative of operating efficiencies achieved by the 1998 merger with Whipple & Company, P.C.

We expect operating expenses, measured as a percentage of revenue and income, to decrease in future years. The merger with McGee, Rice & Wheat, Inc., occurred on September 1, 1999. The four months included in 1999 consolidated results are historically the lowest four months of revenue generation for a certified public accounting firm. Therefore, operating expenses include four months of expenses approximating all other months, without any benefit of the peak revenue cycle of January through April. In addition, the Company incurred higher than normal general and administrative expenses from outside sources in connection with the investigation and review of possible acquisition candidates, which is expected to be lower in 2000. Also, additional professional staff was hired during the fourth quarter to support anticipated demand for our services. The full revenue potential of these talented individuals is not expected to be realized in financial results until 2000 and beyond.

The Company is also making significant changes in technology to improve efficiency in operations and for better and faster delivery of information to our clients. The major work and output functions of each entity and service specialty have been reviewed and plans adopted for each area. The many improvements include better client Internet access to their investment accounts and greater use of technology for accumulation, review, analysis, and storage of data for tax, accounting and consulting services.

FINANCIAL CONDITION AND LIQUIDITY

The financial condition and liquidity of the Company remained very good at December 31, 1999. The Company was also in a very sound position at the end of 1998.

The Company's balance sheet at December 31, 1998 contained a large percentage of liquid assets that at that time were considered by management in excess of the working capital needs of the Company and were intended for future use in expansion of operations and other uses to increase shareholder value. These liquid assets were primarily represented by short-term investments of $3,713,000 shown in the current asset section of the 1998 Consolidated Balance Sheet. During 1999 the Company utilized a major portion of these excess liquid assets for acquisitions and other long-term transactions as discussed below.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

At December 31, 1999, the Company had a ratio of current assets to current liabilities of 4.2 to one, compared to 14.8 to one at December 31, 1998. On a pro forma basis, had the short-term investments at December 31, 1998 been used for non-current purposes, the 1998 pro forma current ratio would have been 6.0 to one.

Net working capital at December 31, 1999 was $2.8 million, compared to 1998 working capital of $5.8 million. On a pro forma basis (excluding the short-term investments) the 1998 working capital was $2.1 million, $700,000 less than the 1999 amount.

The decrease in the current ratio and the amount of net working capital resulted from the sale of all short-term investments and the use of the cash primarily for the cash portion of the merger with McGee, Rice & Wheat, Inc., of $1,046,000; purchase of assets for the formation of Paradym Technologies, Inc., of $315,000; and the net repurchase of 87,941 treasury shares of Somerset common stock (at an average price of $17.50) of $1,539,000. The remainder was used to purchase hardware and software for technology improvements.

Management considers a current ratio of three to one adequate to support the working capital needs of operations.

The Company had no debt at December 31, 1999 or December 31, 1998. Shareholders' equity increased to $36,371,000 at December 31, 1999, from $35,463,000 at the end of 1998. The book value per share was $12.97, compared to $12.26 at the end of 1998, an increase of 5.8%.

Generally Accepted Accounting Principles ("GAAP") requires the Company to record income tax expense at full corporate rates on a portion of its equity income from First Indiana. GAAP also requires Somerset to record its investment in First Indiana at a net carrying value, which represents its acquisition cost of First Indiana shares plus its equity share of First Indiana's net income. Under certain circumstances, the tax liability recorded in this manner (approximately $10 million) may not be paid. The market value of Somerset's investment in First Indiana at December 31, 1999 was approximately $60 million, or $21 million greater than the investment-carrying amount reflected in its balance sheet at December 31, 1999.

Operating activities during 1999 provided $1,547,000 of cash, compared to $734,000 in 1998. The primary causes of the increase were an increase in net income, deferred income tax expense, accounts payable and accrued expenses, which were offset by an increase in trade accounts, notes, and other receivables. Deferred income tax expense increased when compared to 1998, because 1998 included a change of method of reporting taxable income for Whipple from cash basis accounting to accrual basis accounting, causing a reversal of taxes previously deferred at December 31, 1997. The increase in accounts payable, accrued expenses, trade accounts, notes, and other receivables resulted from the overall increase in revenue and operating levels.

In addition to the uses of cash discussed above, the Company paid cash dividends of $566,000 to its shareholders, at an annual rate of $.20 per share, which was $.02 per share higher than 1998 and 1997. Dividends paid during 1999 represented 37% of cash flow from operations, compared to 71% in 1998, and 41% in 1997.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

Management anticipates that future purchases of property and equipment will be funded by available cash and cash provided by operations. An acquisition of another entity would require the use of debt and/or the issuance of additional shares of common stock.

The Company is a registered savings and loan holding company and is subject to regulations of permitted activities defined in the National Housing Act and administered by the Office of Thrift Supervision.

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

Pronouncements by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants during 1999 are not applicable to the Company's consolidated financial statements.

YEAR 2000 READINESS
The Company was subject to regulations of two governmental agencies in connection with review of its state of readiness for the Year 2000. The Company's operations of the First Indiana Investor Services division was subject to review by the Federal Financial Institutions Examination Council ("FFIEC"), and its Somerset Financial Services division, as a Registered Investment Advisor, was subject to review by the Securities and Exchange Commission ("SEC"). Both the FFIEC and the SEC required Somerset to assess the Company's and its vendors' ability to be Year 2000 ready by June 30, 1999 for all mission critical systems. Because the Company relies on technology for transaction processing, preparing for the Year 2000 was a critical focus of resources.

All hardware and software vendors, as well as significant other vendors, were identified and contacted. The Company identified potential Year 2000 readiness issues and developed action plans and contingency plans for each issue. During 1998 and 1999, the Company tested systems for purposes of validating Year 2000 readiness, upgraded and replaced existing hardware, software, and embedded systems, and implemented contingency plans in the event a particular vendor would not assist the Company in its Year 2000 efforts. A team monitored significant vendor relationships to ensure that no issues would cause management to doubt the ability of the vendor to be adequately prepared for the Year 2000 and thus possibly impact the Company's ability to conduct business beyond the century change.

The Company uses external data service bureaus for processing and reporting of some customer data. Proxy testing was conducted on the mission critical aspects with the service bureaus.

The Company completed an upgrade of personal computer hardware during 1998 at a cost of approximately $140,000 and also completed the installation of replacement vendor-supplied software at a cost of approximately $20,000.
During 1999 the Company completed the upgrade of two additional software systems at a cost of $25,000.

Throughout the rollover period into Year 2000 and the first two months of the new year, there were no significant Year 2000 related systems issues; however, the Company will continue to monitor these systems.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS

INFORMATION ON FORWARD-LOOKING STATEMENTS
The statements in the Annual Report that are not historical are forward-looking statements. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of knowledge of its business, there can be no assurance that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward- looking statements made by or on behalf of the Company.

STATEMENT OF MANAGEMENT RESPONSIBILITY

Management of The Somerset Group, Inc. has prepared and is responsible for the consolidated financial statements and for the integrity and consistency of other related information contained in the Annual Report. In the opinion of management, the consolidated financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Company's authorizations and policies, and that transactions are properly recorded so as to permit preparation of the consolidated financial statements that fairly present the financial position and results of operations in conformity with generally accepted accounting principles. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.

Management believes the system of controls has prevented any occurrences that could be material to the consolidated financial statements.

The Company engaged the firm of KPMG LLP, independent auditors, to render an opinion on the consolidated financial statements. The accountants have advised management that they were provided with access to all information and records necessary to render their opinion.

The Board of Directors exercises its responsibility for the consolidated financial statements and related information through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets regularly with management and KPMG LLP to assess the scope of the annual audit plan, to review the Annual Report and Form 10-K, including major changes in accounting policies and reporting practices, and to approve non-audit services rendered by the independent auditors.

KPMG LLP also meets with the Audit Committee, without management present, to afford the Committee the opportunity to express its opinion on the adequacy of compliance with established corporate policies and procedures and the quality of financial reporting.

February 11, 2000


s/Marni McKinney             s/Patrick J. Early             s/Joseph M. Richter


Marni McKinney                 Patrick J. Early               Joseph M. Richter
Vice Chairman and              President and                  Chief Financial
Chief Executive Officer        Chief Operating Officer        Officer

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
The Somerset Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Somerset Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of The Somerset Group, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Somerset Group, Inc., and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


s/KPMG LLP

KPMG LLP
Indianapolis, Indiana
February 11, 2000

                            CONSOLIDATED STATEMENTS OF INCOME

THE SOMERSET GROUP, INC.

                                                         Year Ended December 31,
                                             1999          1998         1997
Revenue and income:
 Fees and commissions                  $10,228,000    $7,327,000   $6,849,000
 Equity in earnings of FIC               4,986,000     4,130,000    3,883,000
 Investment income                          89,000       329,000      393,000
                                        ----------    ----------   ----------
 Total revenue and income               15,303,000    11,786,000   11,125,000

Operating expenses:
 Salaries, wages, commissions,
  & benefits                             7,689,000     5,849,000    5,990,000
 General & administrative expenses       1,474,000       998,000      882,000
 Occupancy expenses                        449,000       347,000      305,000
 Advertising and marketing                 201,000       152,000       96,000
 Depreciation and amortization             349,000       272,000      246,000
 Interest expense                              --          4,000       39,000
 Merger expenses                               --        163,000          --
                                        ----------     ---------    ---------
Total operating expenses                10,162,000     7,785,000    7,558,000
                                        ----------     ---------    ---------
Income before income taxes and
   cumulative effect of change in
 accounting principle                    5,141,000     4,001,000    3,567,000
Income tax expense                       1,634,000     1,136,000    1,031,000
                                         ---------     ---------    ---------
Income before cumulative effect of
 change in accounting principle          3,507,000     2,865,000    2,536,000
Cumulative effect of change in
 accounting principle, net                (115,000)          --           --
                                        ----------     ---------    ---------
 Net income                             $3,392,000    $2,865,000   $2,536,000
                                         =========     =========    =========

Income per share:
 Basic:
 Income before cumulative effect of
  change in accounting principle             $1.24          $.99         $.87
 Cumulative effect of change in
  accounting principle                        (.04)           --           --
                                             -----         -----         ----
                                             $1.20          $.99         $.87
                                            ======         =====         ====

Diluted:
 Income before cumulative effect of
  change in accounting principle             $1.22          $.97         $.86
 Cumulative effect of change in
  accounting principle                        (.04)          --           --
                                            ------        ------        -----
                                             $1.18          $.97         $.86
                                            ======        ======       ======

Average shares outstanding
 Basic                                   2,822,583     2,899,933    2,902,800
 Diluted                                 2,868,229     2,961,835    2,957,978


See accompanying Notes to Consolidated Financial Statements.

                            CONSOLIDATED BALANCE SHEET

THE SOMERSET GROUP, INC.
-------------------------------------------------------------------------------

                                                           As of December 31,
                                                       1999               1998
                                                       -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                        $1,043,000        $  526,000
   Short-term investments                                  --          3,713,000
   Trade accounts, notes and other receivables
     less allowance for doubtful accounts            2,539,000         1,888,000
   Prepaid expenses                                     93,000            87,000
   Refundable income taxes                              14,000               --
                                                      --------          --------
     Total current assets                            3,689,000         6,214,000
Investments:
   First Indiana Corporation (market values of
     $59,997,000 and $55,169,000)                   39,010,000        36,104,000
                                                    ----------         ---------
Office furniture and fixtures                        2,000,000         1.169,000
   Less accumulated depreciation                     1,039,000           712,000
                                                     ---------          --------
                                                       961,000           457,000
                                                     ---------          --------
Other assets:
  Note receivable, net                                     --            240,000
  Goodwill, net of accumulated amortization          3,152,000         1,074,000
  Other                                                497,000           684,000
                                                      --------          --------
                                                     3,649,000         1,998,000
                                                      --------          --------
Total assets                                       $47,309,000       $44,773,000
                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                               238,000            97,000
  Accrued compensation                                 498,000           194,000
  Taxes, other rhan income taxes                        82,000            33,000
  Income taxes                                             --             30,000
  Other accrued expenses                                67,000            65,000
                                                       -------           -------
     Total current liabilities                         885,000           419,000
                                                       -------           -------
Deferred income taxes                               10,053,000         8,891,000
                                                    ----------         ---------
Sharedholders' equity:
  Common stock without par value, authorized
   4,000,000 shares, issued and outstanding
   2,909,214 shares                                  1,862,000         1,862,000
  Capital in excess of stated value                  3,560,000         3,599,000
  Accumulated other comprehensive income(loss)
    net of deferred income taxes                           --            (19,000)
  Retained earnings                                 32,792,000        30,359,000
                                                    ----------        ----------
                                                    38,214,000        35,801,000
  Less 105,312 and 17,371 shares, at cost           (1,843,000)         (338,000)
                                                    ----------        ----------
      Total shareholders' equity                    36,371,000        35,463,000
                                                    ----------        ----------
Total liabilities and Shareholders' equity         $47,309,000       $44,773,000
                                                    ==========        ==========

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS


The Somerset Group, Inc.

                                                            Year Ended December 31,
                                                           1999      1998       1997

Cash flows from operating activities:
  Net Income                                           3,392,000  2,865,000  2,536,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Cumulative effect of change in accounting
       principles, net                                   115,000        --         --
     Depreciation and amortization                       349,000    272,000    246,000
     Deferred income taxes                             1,448,000    719,000  1,199,000
     Equity in earnings of First Indiana Corp         (4,986.000)(4,130,000)(3,883,000)
     Dividends received from First Indiana Corp        1,434,000  1,319,000  1,087,000
     Changes in operating assets and liabilities:
      Trade accounts, notes and other receivables       (651,000)  (666,000)   171,000
      Prepaid expenses                                    (6,000)    (7,000)   (18,000)
      Accounts payable and accrued expenses              496,000     86,000    (42,000)
      Accrued and refundable income taxes                (44,000)   276,000   (173,000)
                                                         -------    -------    -------
Net cash provided by operating activities              1,517,000    734,000  1,123,000

Cash flows from investing activities:
     Decrease(increase) in short-term investments      3,713,000  1,533,000   (524,000)
     Payment for purchase of McGee, Rice & Wheat Inc. (1,046,000)        --        --
     Purchase of shares of First Indiana Corporation         --    (990,000)       --
     Proceeds from sale of assets                            --          --      8,000
     Purchase of property and equipment                 (755,000)  (207,000)  (229,000)
     Decrease(increase) in other assets                  286,000    256,000     (3,000)
                                                        --------   --------     ------
Net cash provided(used) by investing activities        2,198,000    592,000   (748,000)

Cash flows from financing activities:
     Principal payments on note payable, bank                 --   (459,000)  (225,000)
     Princapal payments on long-term borrowings               --    (43,000)   (12,000)
     Proceeds form sale of common stock                  338,000     88,000    330,000
     Purchase of common stock                         (3,000,000)  (464,000)  (475,000)
     Cash dividend paid                                 (566,000)  (522,000)  (462,000)
                                                       ---------    -------    -------
Net cash used by financing activities                 (3,228,000)(1,400,000)  (844,000)

Increase (decrease) in cash and cash equivalents         517,000    (74,000)  (469,000)

Cash and cash equivalents at beginning of period         526,000    600,000  1,069,000
                                                         -------    -------   --------
Cash and cash equivalents at end of period             1,043,000    526,000    600,000
                                                        ========    =======    =======

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
The Somerset Group, Inc.
Years ended December 31, 1999, 1998, and 1997

                                            Capital    Accumulated
                                            in Excess   Other
                                     Common of Stated  Comprehensive    Retained   Treasury
                                      Stock  Value     Income(Loss)     Earnings   Shares        Total
Balance January 1, 1997          $1,836,000 $3,713,000 $             $26,048,000 $          $31,597,000
Comprehensive income:
Net income year ended
  December 31, 1997                                                    2,536,000              2,536,000
Unrealized losses on short-term
  investments, net of deferred
  income taxes                                           (22,000)                               (22,000)
                                                                                              ---------
Total comprehensive income                                                                    2,514,000
Common stock issued (40,157 shs.)    39,000    265,000                    39,000                343,000
Common stock retired (30,825 shs.)  (20,000)  (429,000)                                        (449,000)
Cash dividends paid                                                     (462,000)              (462,000)
Equity in other capital changes of
 First Indiana Corporation, net of
 deferred income taxes                                                   (83,000)               (83,000)
                                  ---------  ---------   -------      ----------   --------- ----------
Balance December 31, 1997         1,855,000  3,549,000   (22,000)     28,078,000             33,460,000
Comprehensive income:
Net income year ended
  December 31, 1998                                                    2,865,000              2,865,000
Unrealized losses on short-term
  investments, net of deferred
  income taxes                                             3,000                                  3,000
                                                                                              ---------
Total comprehensive income                                                                    2,868,000
Tax benefit of stock options exercised          95,000                                           95,000
Reissuance of
  treasury shares (6,094 shs.)        7,000    (45,000)                             126,000      88,000
Purchase of treasury shares (23,465 shs.)                                          (464,000)   (464,000)
Cash dividends paid                                                     (522,000)              (522,000)
Equity in other capital changes of
 First Indiana Corporation, net of
 deferred income taxes                                                   (62,000)               (62,000)
                                  ---------  ---------    ------      ----------    -------  ----------
Balance December 31, 1998         1,862,000  3,599,000   (19,000)     30,359,000   (338,000) 35,463,000
Comprehensive income:
Net income year ended
  December 31, 1999                                                    3,392,000              3,392,000
Unrealized gain on short-term
  investments, net of deferred
  income taxes                                            19,000                                 19,000
                                                                                              ---------
Total comprehensive income                                                                    3,411,000
Tax benefit of stock options exercised          98,000                                           98,000
Reissuance of treasury shares:
  Stock plans (39,380 shs.)                   (347,000)                             685,000     338,000
  Merger transaction (47,442 shs.)             210,000                              810,000   1,020,000
Purchase of treasury shares (174,763 shs.)                                       (3,000,000) (3,000,000)
Cash dividends paid                                                     (566,000)              (566,000)
Equity in other changes of First
 Indiana Corporation, net of
 deferred income taxes                                                  (393,000)              (393,000)
                                  ---------  ---------  ---------     ----------  ---------  ----------
Balance December 31, 1999        $1,862,000 $3,560,000$     --       $32,792,000 (1,843,000)$36,371,000
                                  =========  =========   ========     ==========  =========  ==========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Somerset Group, Inc. (The "Company" or "Somerset") is a non-diversified, unitary savings and loan holding company. Its major asset at December 31, 1999 is a 22.0% ownership interest in First Indiana Corporation ("First Indiana"), which owns 100% of First Indiana Bank (the "Bank"). The Company operates First Indiana Investor Services, which markets insurance and investment products primarily to Bank customers. A division of the Company, Somerset Financial Services, provides tax, accounting, health care consulting, investment and wealth management, and management consulting services. A subsidiary of the Company, Paradym Technologies, Inc., provides information technology consulting, including corporate Internet and networking services.

(a) Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary. The consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

(b) Fees and Commissions: Fees and commissions represent revenue from financial services provided to clients and from the sale of insurance and investment products.

(c) Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in banks, and money market funds immediately available.

(d) Short-Term Investments: Investments are valued at fair value on the statement date. They are available-for-sale and proceeds are available on three days' notice. Unrealized holding gains and losses are excluded from earnings and are reported net of deferred income taxes as accumulated other comprehensive income.

(e) Investment in First Indiana Corporation: First Indiana Corporation is a non-diversified unitary savings and loan holding company whose primary subsidiary is a federally chartered stock savings bank. It operates retail banking and mortgage and consumer loan offices throughout Indiana and mortgage and consumer loan offices in seven other states. Somerset's investment in First Indiana Corporation is stated at cost, adjusted for its share of undistributed earnings, and includes adjustments under the purchase method of accounting. Capital changes of First Indiana Corporation are reflected as a separate component of consolidated retained earnings.

(f) Office Furniture and Equipment: Office furniture and equipment are stated at historical cost for financial reporting purposes. Depreciation is determined using the straight-line method based upon the estimated useful lives of the individual assets. Both straight-line and accelerated methods are used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g) Employee Benefit Plans: Somerset maintains a profit-sharing retirement and savings plan that is qualified under Internal Revenue Service Code Section 401(k). The Company makes direct contributions to the plan for all eligible employees annually and also matches employee contributions to the plan.

(h) Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. The principal temporary difference between the financial statement carrying amounts and the tax basis that result in deferred taxes is the investment in First Indiana, accounted for under the equity method of accounting. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period in which the change became effective.

(i) Earnings Per Share: Basic earnings per share for 1999, 1998, and 1997, were computed by dividing net income by the weighted average shares of common stock outstanding (2,822,583, 2,899,933, and 2,902,800 in 1999, 1998, and 1997,
respectively). Diluted earnings per share for 1999, 1998, and 1997, were computed by dividing net earnings by the weighted average shares of common stock and common stock that would have been outstanding assuming the issuance of all potential dilutive shares outstanding (2,868,229, 2,961,835, and 2,957,978 in 1999, 1998, and 1997, respectively). Dilution of the per-share calculation relates to stock options. All share and per-share amounts have been adjusted for five-for-four stock splits that were effective February 26, 1997 and February 29, 1996.

(j) Treasury Shares: Treasury shares issued were valued at average cost of all treasury shares at the date of issuance.

(k) Comprehensive Income: Comprehensive income is the total of net income and all non-owner changes in shareholders' equity.

NOTE 2. CHANGE IN ACCOUNTING PRINCIPLE

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting On The Costs of Start-Up Activities. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. It further requires that any such costs capitalized in prior periods be charged to expense. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999. Concurrent with the adoption, the Company charged $189,000 to expense ($115,000 after income taxes) that is reported as the cumulative effect of a change in accounting principle in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS

WHIPPLE & COMPANY P.C.
On January 20, 1998, Somerset issued 333,339 shares of its common stock for all the outstanding common stock of Whipple & Company P.C. ("Whipple"), a provider of financial and accounting services that include tax planning and preparation, accounting, health care consulting, information technology, investment management, and management consulting services. Shares of Whipple were not publicly traded. This business combination was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Whipple.

PARADYM TECHNOLOGIES, INC.
On January 4, 1999, a 100% owned subsidiary of Somerset purchased the assets of two companies and commenced operations as Paradym Technologies, Inc. ("Paradym"). Paradym provides information technology consulting services, including corporate Internet and networking services. The total cost of the assets purchased was $315,000.

MCGEE, RICE & WHEAT, INC.
On September 1, 1999, Somerset completed a merger with McGee, Rice & Wheat, Inc. ("MRW"), a certified public accounting firm located in Indianapolis, Indiana. The accounting, tax, and other services offered by MRW were combined with the Company's financial services division. This business combination was accounted for as a purchase. Accordingly, the results of MRW have been included in the Consolidated Financial Statements since the date of the merger. Somerset issued 47,442 shares of its common stock, valued at $1,020,000, and paid $1,046,000 cash in exchange for all outstanding shares of MRW. The transaction was valued at $2,066,000, all of which was considered goodwill, and is being amortized over 20 years. There were no liabilities assumed, and no cash was acquired in the transaction.

The following unaudited pro forma financial information presents the combined results of operations of Somerset and MRW as if the merger had occurred as of the beginning of 1997, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Somerset and MRW constituted a single entity during the periods shown.

                                             Year Ended December 31,
(unaudited)                                    1999         1998         1997

Revenue and income                       $16,953,000  $13,598,000  $12,780,000
                                          ==========   ==========   ==========
Net income                               $ 3,523,000  $ 2,924,000  $ 2,555,000
                                          ==========   ==========   ==========
Income per share:
 Basic                                         $1.23         $.99         $.87
 Diluted                                       $1.21         $.97         $.86


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. SHORT-TERM INVESTMENTS

Short-term investments are stated at fair value and are available-for-sale. At December 31, 1999, the Company did not have any short-term investments. All investments were sold during 1999 for a loss of $124,000 that reduced investment income. Investments at December 31, 1998, consisted of the following:


                                            Unrealized  Unrealized      Fair
December 31, 1998                     Cost     Gains      Losses       Value
Bond Mutual Funds                $2,059,000  $ 1,000     $(43,000)  $2,017,000
Government Agency Mortgage
 Securities                         830,000    4,000          --       834,000
Collateralized Mortgage
 Securities                         674,000    3,000          --       677,000
Money Market Funds,
 Pending Investment                 185,000      --           --       185,000
                                   --------    -----      -------   ----------
                                 $3,748,000  $ 8,000     $(43,000)  $3,713,000
                                  =========    =====      =======    =========

NOTE 5. ALLOWANCES FOR DOUBTFUL ACCOUNTS

Activity concerning the allowances for doubtful accounts for the three years ended December 31, 1999 was as follows:

                                                  Year Ended December 31,
                                               1999          1998        1997
Balance at beginning of period               $138,000     $153,000    $118,000
Additions (recoveries) charged
 (credited)to costs and expenses             (108,000)      10,000     149,000
Uncollectible accounts written off,
 net of recoveries                                         (25,000)   (114,000)
                                              -------     --------    --------
Balance at end of period                      $30,000     $138,000    $153,000
                                              =======      =======    ========
Amount classified as a reduction of trade
 accounts, notes, and other receivables       $30,000     $138,000    $ 53,000
Amount classified as a reduction of other
 assets, notes receivable                         --           --      100,000
                                               ------     --------    --------
                                              $30,000     $138,000    $153,000
                                              =======     ========     =======


NOTE 6. INVESTMENT IN FIRST INDIANA CORPORATION

The Company's percentage ownership in First Indiana was as follows:
(Shares adjusted for First Indiana's stock splits.)

                                                       First Indiana
                                              Shares     Shares       Percentage
As of:                                        Owned      Outstanding  Ownership
December 31, 1999                            2,758,467    12,513,344     22.0%
December 31, 1998                            2,758,467    12,703,294     21.7%
December 31, 1997                            2,717,967    12,668,191     21.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's equity in earnings of First Indiana was as follows:


                                                    Year Ended December 31,
                                                1999         1998         1997
Equity in earnings of First Indiana
 based on percentage of ownership          $4,986,000   $4,122,000   $3,815,000
Equity in First Indiana's gain on sale
 of subsidiary sold to the Company,
 contained in equity in earnings                  --           --       (15,000)
Purchase price adjustments:
 The Company's equity ownership of First
 Indiana's net assets exceeded the actual
 cost of its shares. Under the purchase
 accounting method, these purchase price
 adjustments are being amortized to income
 using both the declining balance and
 straight line methods and amortization
 periods of of 3 to 25 years                      --         8,000       83,000
                                            ---------    ---------    ---------
Total equity in earnings                   $4,986,000   $4,130,000   $3,883,000
                                            =========    =========    =========

At December 31, 1999, the actual cost of the Company's shares exceeded its equity ownership of First Indiana's net assets. In future periods these aggregate purchase price adjustments will be amortized to expense using the straight-line method over 3 to 25 years. At December 31, 1999, the unamortized balance of the purchase price adjustments to be charged against equity in earnings was $62,000.

The changes in retained earnings for equity in other capital changes of First Indiana primarily represents changes in the Company's percentage share of First Indiana's net worth resulting from changes in the number of First Indiana shares outstanding or the number of shares owned by the Company. Such capital changes also represent changes in First Indiana's unrealized gain or loss on investments and other changes reflected in First Indiana's retained earnings.

The Company's equity in undistributed earnings (equity in earnings not received as dividends) and capital changes of First Indiana, included in consolidated retained earnings at December 31, 1999 and 1998 were $24,735,000 and $21,829,000, respectively.

First Indiana is not subject to any regulatory restrictions on the payment of dividends to its stockholders. However, the Office of Thrift Supervision has promulgated regulations governing dividend payments, stock redemptions, and other capital distributions, including upstreaming of dividends by a savings institution to a holding company. Under these regulations, the Bank may make distributions to First Indiana of up to 100% of the Bank's net earnings over the most recent four-quarter period, less distributions made during such four-quarter period. The Bank is required to give the Office of Thrift Supervision 30 days advance notice before declaring a dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. OTHER ASSETS

Note receivable at December 31, 1998, consisted of a balance of $240,000 on a promissory note in connection with the sale of assets. The note was paid in full in 1999.

Goodwill is stated net of accumulated amortization. The amounts represent cost of assets purchased in excess of their fair value and include consideration paid for exclusive operating agreements, client lists, and other intangible assets.

Amounts paid are being amortized to expense over 15 and 20 years and consisted of the following:

                                                 1999               1998
                                         Life       Amount   Life        Amount
First Indiana Investor Services:
  Original amount paid (1996)            15 yrs. $1,188,000  15 yrs. $1,188,000
  Additional purchase price paid
 under an agreement for payment
 if profits exceeded
  pre-determined amounts                 13 yrs.    101,000  13 yrs.    101,000
                                        ---------------------------------------
                                                  1,289,000           1,289,000
Paradym Technologies, Inc.               15 yrs.    141,000                 ---
McGee, Rice & Wheat, Inc.                20 yrs.  2,066,000                 ---
                                        ---------------------------------------
                                                  3,496,000           1,289,000
Less accumulated amortization                      (344,000)           (215,000)
                                        ---------------------------------------
                                                 $3,152,000          $1,074,000
                                        =======================================

Other assets consisted of the following:
                                                      December 31,
                                                    1999                1998

Investment in split-dollar life insurance         $497,000           $495,000
Organizational costs                                   ---            189,000
                                                   -------            -------
                                                  $497,000           $684,000
                                                   =======            =======


The investment in split-dollar life insurance consists of contracts for a key officer of the Company and is secured by cash value of the contracts and a contractual guarantee of yield.

Organizational costs were incurred in connection with the start-up of specialty consulting services offered by the Company and Whipple. As discussed in Note 2, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities, effective January 1, 1999. Concurrent with this adoption, the $189,000 was charged to expense as a change in accounting principle in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 approximate their carrying value as reflected in the consolidated balance sheets, except for the investment in First Indiana. The Company's financial instruments include cash and cash equivalents, short-term investments, and notes receivable. The investment in First Indiana had a fair value of $59,997,000 and $55,169,000 at December 31, 1999 and 1998, respectively.

NOTE 9. INCOME TAXES

Income tax expense (benefit) attributable to income before cumulative effect of change in accounting principle consisted of:


                                             Year Ended December 31,
Current:                                           1999         1998       1997
 Federal                                      $ 162,000    $ 321,000 $ (147,000)
State and local                                  24,000       58,000    (20,000)
                                                -------      -------    -------
                                                186,000      379,000   (167,000)
                                               --------      -------   --------
Deferred:
 Federal                                      1,260,000      659,000  1,033,000
 State and local                                188,000       98,000    165,000
                                              ---------      -------  ---------
                                              1,448,000      757,000  1,198,000
Total:
 Federal                                      1,422,000      980,000    886,000
 State and local                                212,000      156,000    145,000
                                              ---------      -------   --------
Total income tax expense on income before
cumulative effect of change in
accounting principle                         $1,634,000   $1,136,000 $1,031,000
                                              =========    =========  =========


Income tax expense attributable to income before cumulative effect of change in accounting principle differed from the amounts computed by applying the federal income tax rate of 34% to the pretax income as a result of the following:

                                                Year Ended December 31,
                                                  1999         1998       1997
Federal income tax at statutory
 rate of 34%                                 $1,748,000   $1,360,000 $1,213,000
Add tax effect of:
 State and local income taxes,
 net of federal income tax benefit              140,000      106,000    132,000
Dividends received deduction
 (First Indiana)                              ( 390,000)    (359,000)  (296,000)
Other                                           136,000       29,000    (18,000)
                                               --------    ---------  ---------
                                             $1,634,000   $1,136,000 $1,031,000
                                              =========    =========  =========


                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 1999 and 1998 consist of:


                                                December 31,
Deferred tax assets:                         1999           1998
 Allowance for doubtful accounts       $    11,000    $   53,000
 Unrealized investment losses                  --         12,000
 Accrued liabilities                           --          7,000
 Merger expenses                            57,000           --
                                            ------        ------
 Total deferred tax assets             $    68,000    $   72,000
                                            ======        ======

Deferred tax liabilities:
 Investment in First Indiana           $10,084,000    $8,951,000
 Office furniture and equipment             26,000        12,000
                                        ----------     ---------
 Total deferred tax liabilities        $10,110,000    $8,963,000
                                        ==========     =========

Net deferred tax liabilities           $10,042,000    $8,891,000

Amount classified as current           $   (11,000)   $      --
Amount classified as long-term          10,053,000     8,891,000
                                        ----------     ---------
                                       $10,042,000    $8,891,000
                                        ==========     =========

The Company made income tax payments of $177,000 and $61,000 during the years ended December 31, 1999 and 1998, respectively, and received income tax refunds of $125,000 during the year ended December 31, 1997.

NOTE 10. INTERIM QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands except per share data)


                                    First  Second   Third    Fourth
1999                               Quarter Quarter  Quarter  Quarter   Annual
Commissions, fees, and
 investment income                  $3,662  $2,008   $2,001   $2,646   $10,317
Equity in earnings of
 First Indiana                       1,006   1,095    1,460    1,425     4,986
Operating expenses                  (2,536) (2,314)  (2,416)  (2,896)  (10,162)
                                     -----------------------------------------
Income before income taxes
 and cumulative effect of
 change in accounting principle      2,132     789    1,045    1,175     5,141
Income tax expense                     726     195      286      427     1,634
                                     -----------------------------------------
Income before cumulative effect
 of change in accounting
 principle                           1,406     594      759      748     3,507
Cumulative effect of change
 in accounting principle              (115)    ---      ---      ---      (115)
                                     -----------------------------------------
Net income                          $1,291  $  594   $  759   $  748    $3,392
                                     =========================================
Income per share - basic            $  .45  $  .21   $  .27   $  .27    $ 1.20
                                     =========================================
Income per share - diluted          $  .44  $  .21   $  .27   $  .26    $ 1.18
                                     =========================================

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      First  Second   Third    Fourth
1998                                Quarter  Quarter  Quarter  Quarter  Annual
Commissions, fees, and
 investment income                   $2,587   $1,720   $1,673   $1,676   $7,656
Equity in earnings of
 First Indiana                          950      997    1,081    1,102    4,130
Operating expenses                   (2,045)  (1,949)  (1,888)  (1,903)  (7,785)
                                      -----------------------------------------
Income before income taxes            1,492      768      866      875    4,001
                                      -----------------------------------------
Net income                           $1,012    $ 570   $  628   $  655   $2,865
                                      =========================================

Income per share - basic             $  .35   $  .20  $   .22  $   .23   $  .99
                                      =========================================
Income per share - diluted           $  .34   $  .19  $   .21  $   .22   $  .97
                                      =========================================


Revenue and income from financial services is cyclical in nature as a result of the timing of income tax planning and preparation services performed by the Company. Because of government imposed filing deadlines, a larger percentage of these services occur during the first four months of each calendar year. Revenue and income during the first quarter of each year will be favorably affected, as compared to the remaining three-quarters of the year.

NOTE 11. SEGMENT REPORTING

Somerset's business units are organized to operate in the financial services industry and as a holding company for its investment in First Indiana. There are four operating and reporting units organized on the basis of the type and source of their revenue and income.

The Somerset Group Management Division
This division manages all investment and treasury functions of the Company, including overseeing its investment in First Indiana. It also sets policy guidelines for the other operating divisions. Revenue and income is derived from the Company's investment in First Indiana and from investment and loan portfolios.

Somerset Financial Services Division
Services provided to the general public by Somerset Financial Services include tax planning and preparation, health care consulting, investment and wealth management, and management consulting services for entrepreneurs, their businesses, families, and individuals. Revenue and income for services is primarily on a fee basis; as an hourly fee or a quoted flat fee. No products are sold and only minimal remuneration is received as an agent for any other business or organization.

First Indiana Investor Services Division
This division markets investment and insurance products primarily within the branch bank system of First Indiana and to a lesser degree to the general public. The primary investment products include variable annuities, mutual funds, and stocks and bonds. The primary insurance products include fixed annuities, life insurance, and property and casualty insurance. Revenue and income received is generated solely from commissions received on products sold, as an agent for insurance companies, or through a contractual arrangement with a registered investment broker/dealer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Paradym Technologies, Inc.
This 100 percent owned subsidiary, which commenced operations on January 4,1999, provides information technology consulting services, including corporate Internet, network systems and software, and accounting systems design and support. Revenue and income for services is primarily on a fee basis; as an hourly fee or a quoted flat fee.

There were no material inter-segment sales and no foreign operations.

The segment financial information provided below is based on the internal management reporting system used by the Company's management to monitor and manage the financial performance of the Company. The Company evaluates segment performance based on the return on beginning equity employed and the return on revenue.

(Dollars in thousands)

                                                                First
                                           Somerset   Somerset  Indiana
                                             Group    Financial Investor   Paradym
                                           Management Services  Services  Technologies
Year Ended December 31, 1999                Division  Division  Division     Inc.   Consolidated
Beginning equity employed                    $33,022   $  842    $1,274    $  325      $35,463
Assets                                       $39,902   $5,208    $1,502    $  697      $47,309
Revenue and income:
  Fee based revenue - external customers     $   --    $7,717    $  --     $1,398       $9,115
Commission revenue - external customers          --       --      1,113       --         1,113
                                              ------------------------------------------------
    Total fees and commissions                   --     7,717     1,113     1,398       10,228
  Equity earnings from First Indiana           4,986      --        --        --         4,986
  Investment income - external sources            72       16       --          1           89
                                               -----------------------------------------------
    Total revenue and income                   5,058    7,733     1,113     1,399       15,303
                                               -----------------------------------------------
Expenses:
  Salaries, wages, commissions, & benefits       546    5,672       609       862        7,689
  General and administrative expenses            299      841       181       153        1,474
  Occupancy expenses                              24      362        21        42          449
  Advertising and marketing                       10      170         8        13          201
  Depreciation and amortization (1)               17      185       111        36          349
                                               -----------------------------------------------
    Total expenses                               896    7,230       930     1,106       10,162
                                               -----------------------------------------------
Income before income taxes and cumulative
 effect change in accounting principle         4,162      503       183       293        5,141
                                               -----------------------------------------------
Income tax expense:
  Current provision                             (192)     202        67       109          186
  Deferred provision (1)                       1,429       17        --         2        1,448
                                               -----------------------------------------------
                                               1,237      219        67       111        1,634
                                               -----------------------------------------------
Income before cumulative effect of change
 in accounting principle                       2,925      284       116       182        3,507
Cumulative effect of change in accounting
 principle, net (2)                              --      (115)      --        --          (115)
                                               -----------------------------------------------
Net income                                   $ 2,925  $   169   $   116   $   182       $3,392
                                               ===============================================

(1) A significant non-cash expense
(2) Unusual non-recurring expense



                                          Somerset   Somerset   First Indiana
                                           Group     Financial  Investor
                                         Management  Services   Services

Year Ended December 31, 1998               Division  Division    Division Consolidated
Beginning equity employed                   $31,421    $  824     $1,215      $33,460
Assets                                      $41,208    $2,217     $1,348      $44,773
Revenue and income:
  Fee based revenue - external customers        --     $6,386        --       $ 6,386
  Commission revenue - external customers       --        --         941          941
                                             ------     -----     ------       ------
     Total fees and commissions                                                 7,327
  Equity earnings from First Indiana
   Corporation                                4,130      --          --         4,130
  Investment income - external sources          329      --          --           329
                                              -----     -----       ----       ------
Total revenue and income                      4,459     6,386        941       11,786
                                              -----     -----       ----       ------
Expenses:
  Salaries, wages, commissions,
    and benefits                                503     4,802        544        5,849
  General and administrative expenses           172       684        142          998
  Occupancy expenses                             25       303         19          347
  Advertising and marketing                      12       130         10          152
  Depreciation and amortization (1)              19       143        110          272
  Interest expense                                          4                       4
  Merger expenses (2)                            95        68        --           163
                                                ---     -----       ----        -----
Total expenses                                  826     6,134        825        7,785
                                               ----     -----       ----        -----
Income before income taxes                    3,633       252        116        4,001
                                              -----     -----       ----        -----
Income tax expense:
  Current provision (benefit)                   (87)      423         43          379
  Deferred provision (1)                      1,083      (327)         1          757
                                              -----     -----       ----        -----
                                                996        96         44        1,136
                                              -----     -----       ----        -----
Net income                                   $2,637     $ 156       $ 72       $2,865
                                              =====      ====        ===        =====

(1) A significant non-cash expense
(2) Unusual non-recurring expenses

Year Ended December 31, 1997
Beginning equity employed                   $29,592    $  761     $1,244      $31,597
Assets                                      $39,628    $1,487     $1,345      $42,460
Revenue and income:
  Fee based revenue - external customers    $   --     $5,765     $  --       $ 5,765
  Commission revenue - external customers                          1,084        1,084
                                             ------     -----      -----       ------
    Total fees and commissions                                                  6,849
  Equity earnings from First Indiana
    Corporation                               3,883       --         --         3,883
  Investment income - external sources          369        24        --           393
                                              -----     -----      -----       ------
    Total revenue and income                  4,252     5,789      1,084       11,125
                                              -----     -----      -----       ------
Expenses:
  Salaries, wages, commissions, and benefits    756     4,788        446        5,990
  General and administrative expenses           133       541        208          882
  Occupancy expenses                             23       264         18          305
  Advertising and marketing                       6        78         12           96
  Depreciation and amortization (1)              19       127        100          246
  Interest expense                               --        39        --            39
                                              -----     -----      -----        -----
    Total expenses                              937     5,837        784        7,558
                                              -----     -----      -----        -----
Income before income taxes                    3,315       (48)       300        3,567
                                              -----     -----      -----        -----
  Income tax expense:
    Current provision (benefit)                (142)     (131)       106         (167)
    Deferred provision (1)                    1,069       126          3        1,198
                                                927        (5)       109        1,031
                                              -----     -----      -----        -----
Net income                                   $2,388    $  (43)    $  191       $2,536
                                              =====     =====      =====        =====


                                               -33-


(1) A significant non-cash expense

Note 12. Stock-Based Compensation

The Company has two types of stock-based compensation plans: stock options and stock grants, as described below. The Company has applied Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for such stock options. Compensation cost for stock grants issued has been charged against income and includes reimbursement to the grantee of personal income taxes incurred. There were no stock grants issued or outstanding during 1999. The amounts charged for the stock grants and taxes were $31,000 and $395,000 in 1998 and 1997, respectively.

Had compensation cost for the stock options granted in 1999, 1998, and 1997 been determined based on the fair value at the grant date consistent with the methods of Federal Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced as shown in the pro forma amounts as follows:

                                              Year Ended December 31,
                                        1999          1998             1997
Net Income:
  As reported                      $3,392,000    $2,865,000      $2,536,000
  Pro forma                        $3,218,000    $2,810,000      $2,507,000
Basic earnings per share:
  As reported                           $1.20          $.99            $.87
  Pro forma                             $1.14          $.97            $.86
Diluted earnings per share:
  As reported                           $1.18          $.97            $.86
  Pro forma                             $1.12          $.95            $.85

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with weighted-average assumptions as follows:

Year grants issued                      1999          1998             1997
Dividend yield                         1.00%         1.20%            1.15%
Expected volatility                      54%           59%              47%
Risk-free interest rate                 6.0%         5.43%            6.11%
Expected option life                  5 yrs.        5 yrs.           5 yrs.


The effects of applying FASB Statement No. 123 in the above pro forma are not indicative of future amounts. The Company expects that grants will be made in the future.

Stock Options

The Company's 1991 and 1998 Stock Incentive Plans provide for granting of qualified and non-qualified stock options to officers and other key employees at the quoted market value of the Company's common stock on the date of the
grant.   The two plans are essentially identical.  Qualified options are exercisable during either a period of two to five years or a period of three to five years after the date of grant, and expire five years from the date of the grant. Non-qualified options are exercisable during a period of six months to ten years after the date of the grant and expire ten years from the date of the grant. The 1991 Plan authorized 156,250 shares for granting options, and the 1998 Plan authorized 145,000 shares, with or without stock appreciation rights.

The Company also maintains a 1991 Director Stock Option Plan, which authorized 78,125 shares. The plan provides for the granting of stock options to non-employee directors of the Company. Grants issued are non-qualified stock options, which do not afford favorable tax treatment to recipients and which normally result in tax deductions to the Company. Options are granted annually at the time of the annual meeting of the shareholders, at the quoted market price on that date. The plan allows no more than the grant of 15,625 shares annually. Director options have a term of five years and are exercisable during the second through fifth years. Certain incentive stock option grants, issued February 18, 1998, were amended on February 19, 1999. The amendments changed the exercise price, the term of the option, and the exercise dates. The effect of the amendments were to change the 1998 option grants to correspond exactly with the terms of additional option grants issued on February 19, 1999. Option grants for 1998 for 51,813 shares, held by 24 officers and key employees, were amended. The original grants bore an exercise price equal to the market price on February 18, 1998, of $23.63 per share and were amended to the market price on February 17, 1999, of $16.375 per share.

The following summary reflects changes in the options outstanding during the three years ended December 31, 1999.

                                     Officers'                   Weighted
                                     and Key                     Average
                                     Employees'    Directors'    Price Per
                                       Plan           Plan        Share

                                       ---------------------------------------
Balance at January 1, 1997            121,719         26,562    $    7.82
 Options granted                       23,879          9,387        16.30
 Options expired                          --          (1,563)      (12.80)
 Options exercised                    (35,468)        (4,689)       (6.33)
                                      -------         ------
Balance at December 31, 1997          110,130         29,697        10.21
 Options granted                       62,063          9,378        18.49
 Options exercised                    (13,595)        (4,689)        4.81
                                      -------         ------
Balance at December 31, 1998          158,598         34,386        15.33
 Options granted                       58,112          7,815        16.36
 Options expired                       (1,000)          --          16.38
 Options exercised                    (28,439)       (10,941)        8.58
                                       ------         ------
Balance at December 31, 1999          187,271         31,260        15.40
                                      =======         ======

Outstanding option shares at December 31, 1999, by exercise price per share, were as follows:

                                                   Officers'
                                                   and Key
                                    Price Per      Employees'    Directors'
                                     Share           Plans         Plan
                                  ------------------------------------------
                                    $ 5.84          5,469           --
                                      8.32         10,938           --
                                      8.48         12,501          1,563
                                     11.20         17,188           --
                                     12.80            --           4,689
                                     15.50            --           7,815
                                     15.80          9,500            --
                                     16.25            --          *7,815
                                     16.375      *111,175            --
                                     17.375        12,500            --
                                     24.25            --           9,378
                                     25.99         *8,000            --
                                                  -------         ------
                                                  187,271         31,260
                                                  =======        =======

*Options not exercisable at December 31, 1999; 119,175 option shares
issued to Officers and Key   Employees, and 7,815 option shares issued to
Directors.  All other options were exercisable.

Stock Grants

The Company's 1991 and 1998 Stock Incentive Plans also provide for the issuance of stock grants to key individuals for achievement of specific results over a three-year period. On April 1, 1994, the Company awarded 15,625 shares of stock to each of two executive officers. These shares were subject to recall by the Company in the event that certain specific employment and performance objectives were not met by March 31, 1997. Such objectives were met and the shares were vested with the two executive officers. The Company does not have any stock grants outstanding at December 31, 1999.

Reserved for future stock options and stock grants at December 31, 1999 were 73,948 shares under the Officers and Key Employees' Plans and 12,492 shares under the Directors' Stock Option Plan.

Note 13. Retirement Plans

The Company maintained a retirement plan for all employees during 1998 and 1997. The plan was a SAR-SEP and was qualified for income tax deferral under Internal Revenue Service Code Section 408(k). Under the plan, employee contributions and employer matching contributions were deferred for income tax purposes. All amounts were contributed to trusteed Individual Retirement Accounts established by the participants.

The Company made matching SAR-SEP contributions for participants of 100% of each employee's contributions, to a maximum of 6% of salary. The costs of such matching contributions were $52,000 and $53,000 during the years ended December 31, 1998 and 1997, respectively.

The SAR-SEP was terminated in 1998, following the merger with Whipple, and all employees became participants in a plan maintained by Whipple for the benefit of its employees.

The Whipple Plan adopted by the Company is a Profit Sharing Plan qualified for tax-deferred employee and employer contributions under Internal Revenue Code Section 401(k). Contributions made to the plan for all plan participants were $245,000, $126,000, and $129,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

Note 14. Commitments and Contingencies

The Company, in the normal course of business, is involved in various claims and contingencies. After taking into consideration legal counsel's evaluation and the extent of insurance coverage, management is of the opinion that the outcome of claims and contingencies will not result in any ultimate liability material to the consolidated financial statements.

Note 15. Summarized financial statements of First Indiana Corporation

Summarized consolidated financial information is presented below and on the following two pages for First Indiana. This 22 percent-owned subsidiary represents a significant part of the Company's income and financial strength. Summary discussions of the operating and financial results for First Indiana Corporation appear in the Management's Discussion and Analysis section of the report. A complete 1999 annual report for First Indiana is available upon request.

First Indiana Corporation
(Dollars in Thousands)


                                                        December 31,
                                                     1999           1998
Assets
 Cash and cash equivalents                       $  61,441        $57,653
 Investments                                       103,169        113,291
 Mortgage-backed securities - net                   54,734         29,680
 Loans receivable - net                          1,673,422      1,518,543
 Premises and equipment                             17,071         18,546
 Accrued interest receivable                        13,554         11,680
 Real estate owned                                   1,227          2,204
 Prepaid expenses and other assets                  55,156         44,393
                                                  --------      ---------
Total Assets                                    $1,979,774     $1,795,990
                                                 =========      =========

Liabilities and Shareholders' Equity
Liabilities
 Deposits                                       $1,312,115     $1,227,918
 Federal Home Loan Bank (FHLB) advances            366,854        327,247
 Short-term borrowings                              98,754         54,219
 Accrued interest payable                            5,605          2,646
 Advances by borrowers for taxes and insurance       1,377          1,958
 Other liabilities                                  17,966         16,032
                                                 ---------      ---------
Total Liabilities                                1,802,671      1,630,020

Shareholders' Equity                               177,103        165,970
                                                  --------       --------
Total Liabilities and Shareholders' Equity      $1,979,774     $1,795,990
                                                 =========      =========

First Indiana Corporation
(Dollars in Thousands)

                                                    Year Ended December 31,
                                                 1999      1998      1997

Interest Income                               $146,426  $136,931  $128,385
                                               -------   -------   -------
Interest Expense
 Deposits                                       54,473    54,935    49,936
 FHLB advances                                  18,309    15,348    12,288
 Short-term borrowings                           2,793     2,797     2,127
                                                ------    ------    ------
Total Interest Expense                          75,575    73,080    64,351
                                                ------    ------    ------

Net Interest Income                             70,851    63,851    64,034
 Provision for loan losses                       9,410     9,780    10,700
                                                ------    ------    ------
Net Interest Income After
  Provision for Loan Losses                     61,441    54,071    53,334
                                                ------    ------    ------

Non-Interest Income
 Sale of loans                                   7,417     9,418     4,932
 Loan servicing income                           1,220     1,635     2,767
 Loan fees                                       3,626     3,092     2,358
 Customer fee income                             5,296     4,107     3,704
 Other                                           9,399     4,424     3,189
                                                ------    ------    ------
Total Non-Interest Income                       26,958    22,676    16,950
                                                ------    ------    ------

Non-Interest Expense
 Salary and benefits                            28,152    22,701    19,916
 Net occupancy                                   2,942     2,983     2,852
 Deposit insurance                                 712       691       693
 Real estate owned operations - net                537       858       652
 Other                                          20,003    18,523    16,991
                                                ------    ------    ------
Total Non-Interest Expense                      52,346    45,756    41,104
                                                ------    ------    ------
Earnings Before Income Taxes                    36,053    30,991    29,180
Income Taxes                                    13,320    11,844    11,436
                                                ------    ------    ------
Net Earnings                                  $ 22,733   $19,147   $17,744
                                                ======    ======    ======

First Indiana Corporation
(Dollars in Thousands)

              Summarized Consolidatedd Statements of Cash Flows

                                                   Year Ended December 31,
                                                  1999      1998      1997
Cash Flows from Operating Activities
 Net earnings                                $  22,733 $  19,147 $  17,744
 Adjustments to reconcile net earnings to net
Cash provided (used) by operating activities
 (Gain) Loss on sales of assets and deposits   (11,992)  (10,181)   (5,148)
 Amortization                                    2,104     2,368       864
 Depreciation                                    2,524     2,211     2,022
 Provision for loan losses                       9,410     9,780    10,700
 Net sale of loans held for resale              88,578   (31,944)  (28,700)
 Net change in all other assets
   and liabilities                             (15,010)  (17,765)   (6,197)
                                                ------    ------     -----
Net Cash (Used) Provided by
   Operating Activities                         98,347   (26,384)   (8,715)
                                                ------    ------     -----
Cash Flows from Investing Activities
 Proceeds - sales of investments
   available for sale                          147,486    20,399    14,991
 Proceeds - sales of
   investment securities                        55,752    23,483       --
 Proceeds - maturities of
   investment securities                         3,143    25,855    20,932
 Purchase of investment securities            (144,898)  (47,375)  (39,912)
 Origination of loans and mortgage-backed
   securities - net of collections            (306,488) (125,399) (117,069)
 Proceeds from sale of loans                    70,195     9,567     5,274
 Purchase of premises and equipment             (2,965)   (6,810)   (2,291)
 Other - net                                   (81,395)  (28,333)    7,555
                                                ------    ------     -----
Net Cash (Used) Provided by
  Investing Activities                        (259,170) (128,613) (110,520)
                                               -------   -------   -------
Cash Flows from Financing Activities
 Net change in deposits                        204,137   120,363    12,069
 Net change in short-term borrowings            44,535   (21,532)   45,698
 Net change in FHLB advances                    39,607    69,789    41,992
 Purchase of treasury stock                     (5,299)   (2,242)     (132)
 Dividends paid                                 (6,532)   (6,125)   (5,065)
 Other - net                                  (111,837)    2,166     1,286
                                               -------    ------    ------
Net Cash Provided (Used) by
   Financing Activities                        164,611   162,419    95,848
                                               -------   -------    ------
Increase (Decrease) in Cash
   and Cash Equivalents                      $   3,788  $  7,422 $ (23,387)
                                               =======    ======    ======

THE SOMERSET GROUP, INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 1999


Part IV - Item 14(b) - Reports on Form 8-K
No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999, and to the date of this report.

                                                                 Exhibit 3

THE SOMERSET GROUP, INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 1999

Amended Articles of Incorporation and Amended and Restated Bylaws Thereto

Amended Articles of Incorporation
No amendments to the Article of Incorporation were made during the year ended December 31, 1999. The Articles of Incorporation are incorporated by reference to Exhibit 3 of Form 10-K annual report of the Registrant for the year ended December 31, 1998, under commission file number 0-14227.

Amended and Restated Bylaws
The amended and restated bylaws are incorporated by reference to Exhibit 3 of Form 10-K annual report of the Registrant for the year ended December 31, 1997. No changes occurred in the years ended December 31, 1999 and 1998.

                                                                   Exhibit 21

THE SOMERSET GROUP, INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 1999

Subsidiaries of the Registrant

The following corporations are subsidiaries of the Registrant:

                 Percent
                 Ownership                                 Name
                   100%                              Paradym Technologies, Inc.
                                                     135 N. Pennsylvania Street
                                                     Suite 2800
                                                     Indianapolis, Indiana 46204

                   22.0%                             First Indiana Corporation
                                                     135 N. Pennsylvania Street
                                                     Suite 2800
                                                     Indianapolis, Indiana 46204

                                                                   Exhibit 22

                          THE SOMERSET GROUP, INC.
                          FORM 10-K ANNUAL REPORT
                        Year Ended December 31, 1999


Definitive Proxy Statement for Annual Meeting of Shareholders - April 26, 2000

The Registrant's Notice of Annual Meeting, Proxy Statement and Form of Proxy are incorporated into this Form 10-K by reference to file number 0-14227 for such information previously filed with the Commission.

                                                                   Exhibit 23




KPMG LLP
2400 First Indiana Plaza
135 North Pennsylvania Street
Indianapolis, Indiana 46204-2452





The Board of Directors and Shareholders
The Somerset Group, Inc.:


We consent to incorporation by reference in the registration statements (No. 33-44548 and 333-68391) on Form S-8 of The Somerset Group, Inc. of our report dated February 11, 2000, relatng to the consolidated balance sheets of The Somerset Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of The Somerset Group, Inc.



s/KPMG LLP


KPMG LLP



Indianapolis, Indiana
March 20, 2000

                                                                    Exhibit 99

THE SOMERSET GROUP, INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 1999


First Indiana Corporation Form 10-K Annual Report Year Ended December 31, 1999

First Indiana Corporation's Form 10-K annual report for the year ended December 31, 1999 is incorporated herein by reference to the First Indiana Corporation's Form 10-K annual report filed separately with the Commission under file number 0-14354.