Form 10-Q
period 2000-03-31
SOMERSET GROUP INC
filed 2000-05-08
CIK 789792

THE SOMERSET GROUP, INC.         CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                         Three Months Ended
                                                          March 31,
                                                     2000        1999
Revenue and Income:
  Fees and commissions                            $4,419,000  $3,600,000
  Equity in earnings of First Indiana Corp.        1,209,000   1,006,000
  Investment income                                   12,000      62,000
                                                   ---------   ---------
    Total revenue and income                       5,640,000   4,668,000

Operating Expenses:
  Salaries, wages, commissions and benefits        2,411,000   1,875,000
  General and administrative expenses                371,000     441,000
  Occupancy expenses                                 136,000     102,000
  Advertising and marketing                           42,000      46,000
  Depreciation and amortization                      133,000      72,000
                                                   ---------   ---------
    Total operating expenses                       3,093,000   2,536,000

Income before income taxes and cumulative effect
  of change in accounting principle                2,547,000   2,132,000
Income tax expense                                   874,000     726,000
                                                   ---------   ---------
Income before cumulative effect of change in
   accounting principle                            1,673,000   1,406,000
Cumulative effect of change in accounting
   principle, net                                          0    (115,000)
                                                   ---------   ---------
Net Income                                        $1,673,000  $1,291,000
                                                   =========   =========
Net income per share:
  Basic:
    Income before cumulative effect of change in
    accounting principle                                $.60        $.49
    Cumulative effect of change in accounting
             principle                                    --        (.04)
                                                         ----        ----
                                                        $.60        $.45
                                                         ====        ====
  Diluted:
    Income before cumulative effect of change in
    accounting principle                                $.59        $.48
    Cumulative effect of change in accounting
             principle                                    --        (.04)
                                                         ----        ----
                                                        $.59        $.44
Average Shares Outstanding:                              ====        ====
     Basic                                         2,804,954   2,879,917
     Diluted                                       2,830,483   2,920,560

See accompanying Notes to Condensed Consolidated Financial Statements.

                                     -2-