Form 10-Q
period 2000-06-30
SOMERSET GROUP INC
filed 2000-08-07
CIK 789792

THE SOMERSET GROUP, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (unaudited)                                    Three Months Ended        Six Months Ended
                                                                    June 30,                  June 30,
                                                               2000        1999          2000         1999

Revenue and Income:
     Fees, commissions, and investment income               $2,551,000  $1,977,000    $6,970,000   $5,577,000
     Equity in earnings of First Indiana Corporation         1,350,000   1,095,000     2,559,000    2,101,000
     Investment income                                          15,000      31,000        27,000       93,000
                                                             ---------   ---------     ---------    ---------
          Total revenue and income                           3,916,000   3,103,000     9,556,000    7,771,000
                                                             ---------   ---------     ---------    ---------
Operating Expenses:
     Salaries, wages, commissions and benefits               2,051,000   1,821,000     4,462,000    3,696,000
     General and administrative expenses                       365,000     282,000       736,000      723,000
     Occupancy expenses                                        143,000     101,000       279,000      203,000
     Advertising and marketing                                  32,000      36,000        74,000       82,000
     Depreciation and amortization                             141,000      74,000       274,000      146,000
                                                             ---------   ---------     ---------    ---------
          Total operating expenses                           2,732,000   2,314,000     5,825,000    4,850,000
                                                             ---------   ---------     ---------    ---------
Income before income taxes and cumulative effect of
   change in accounting principle                            1,184,000     789,000     3,731,000    2,921,000
Income tax expense                                             340,000     195,000     1,214,000      921,000
                                                             ---------    --------     ---------    ---------
Income before cumulative effect of change
   in accounting principle                                     844,000     594,000     2,517,000    2,000,000
Cumulative effect of change in accounting principle, net        0           0             0          (115,000)
                                                              --------    --------     ---------    ---------
Net Income                                                    $844,000    $594,000    $2,517,000   $1,885,000
                                                              ========    ========     =========    =========
Net income per share:
     Basic:
       Income before cumulative effect of change
       in accounting principle                                 $.30        $.21          $.90         $.70
       Cumulative effect of change in accounting principle       0           0            0           (.04)
                                                               ----        ----          ----         ----
                                                               $.30        $.21          $.90         $.66
                                                               ====        ====          ====         ====
     Diluted:
       Income before cumulative effect of change
       in accounting principle                                 $.29        $.21          $.88         $.69
       Cumulative effect of change in accounting principle       0           0            0           (.04)
                                                               ----        ----          ----         ----
                                                               $.29        $.21          $.88         $.65
                                                               ====        ====          ====         ====
Average Shares Outstanding:
     Basic                                                   2,809,464   2,814,856     2,807,209    2,847,387
     Diluted                                                 2,862,870   2,848,990     2,846,677    2,884,775

See accompanying Notes to Condensed Consolidated Financial Statements.







                                                     -2-